Form 10-Q
period 2005-06-30
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2005-08-15
CIK 1326686, 1326688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-124924

155 East Tropicana, LLC
155 East Tropicana Finance Corp.

(Exact Name of Registrant as Specified in its Charter)

NEVADA NEVADA	20-1363044 20-2546581
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

115 East Tropicana Avenue Las Vegas, Nevada	10022
(Address of Principal Executive Offices)	(Zip Code)

(702) 597-6076

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

155 East Tropicana, LLC (A development stage company)
Condensed Consolidated Balance Sheets (unaudited)
Condensed Consolidated Statement of Operations (unaudited)
Condensed Consolidated Statement of Cash Flows (unaudited)
Notes to Condensed Consolidated Financial Statements

Hôtel San Rémo Casino and Resort (A Division of S.I. Enterprises, Inc.)
Condensed Combined Balance Sheets (unaudited).
Condensed Combined Statements of Income (unaudited)
Condensed Combined Statements of Cash Flows (unaudited)
Notes to Condensed Combined Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 East Tropicana, LLC

(A development stage company)

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,196,401	$1,220,851
Receivables	211,014	8,300
Prepaid expenses	679,215	56,771
Total current assets	18,086,630	1,285,922

Property and equipment, net	71,856,944	67,665,688

Other long-term assets:
Restricted cash	59,133,857	4,000,000
Deferred financing costs	7,730,788	1,428,325
Intangible assets	1,100,000	1,100,000
Other assets	121,721	100,000
Total other long-term assets	68,086,366	6,628,325
Total assets	$158,029,940	$75,579,935

Liabilities and Members’ Equity
Current liabilities:
Due to Hôtel San Rémo	$885,468	$1,760,434
Accounts payable	2,478,172	—
Accrued liabilities	2,935,484	—
Total current liabilities	6,299,124	1,760,434

Long-term debt	130,000,000	48,500,000
Total liabilities	136,299,124	50,260,434
Commitments and contingencies
Members’ equity:
Membership interests	26,233,375	26,233,375
Deficit accumulated during the development stage	(4,502,559)	(913,874)
	21,730,816	25,319,501
Total liabilities and members’ equity	$158,029,940	$75,579,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

155 East Tropicana, LLC

(A development stage company)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from Inception (June 17, 2004) through June 30,
	2005	2005	2005
	(unaudited)	(unaudited)	(unaudited)
Revenues
Related-party lease income	$1,564,390	$3,939,324	$6,089,706
Interest income	562,283	577,273	577,273
	2,126,673	4,516,597	6,666,979
Costs and expenses:
Pre-opening expenses	335,146	600,036	703,445
Depreciation	406,281	812,562	1,589,697

	741,427	1,412,598	2,293,142

Operating income	1,385,246	3,103,999	4,373,837

Other expense
Interest expense, net of capitalized interest of $56,583, $88,922 and $111,958 for the three months ended June 30, 2005, six months ended June 30, 2005 and for the period of inception (June 17, 2004) through June 30, 2005, respectively.	3,092,033	4,446,158	6,629,870
Loss on extinguishment of debt	—	2,246,526	2,246,526

Total other expense	3,092,033	6,692,684	8,876,396

Net loss	$(1,706,787)	$(3,588,685)	$(4,502,559)

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

155 East Tropicana, LLC

(A development stage company)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2005	For the Period from Inception (June 17, 2004) through June 30, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(3,588,685)	$(4,502,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	812,562	1,589,697
Amortization of debt issuance costs	533,152	909,027
Loss on extinguishment of debt	2,246,526	2,246,526
Changes in assets and liabilities:
Receivables	(202,714)	(211,014)
Prepaid expenses	(622,444)	(679,209)
Accounts payable	2,478,172	2,478,172
Accrued liabilities	2,935,484	2,935,484
Net cash provided by operating activities	4,592,053	4,766,124
Cash flows from investing activities
Acquisition of Hotel San Remo—transaction costs and expenses	—	(2,466,981)
Capital expenditures	(5,003,818)	(5,979,666)
Restricted cash	(55,133,857)	(59,133,857)
Other assets	(21,721)	(121,721)
Net cash used in investing activities	(60,159,396)	(67,702,225)
Cash flows from financing activities
Cash contributions from Florida Hooters LLC	—	5,133,375
Payment of debt financing costs	(7,720,391)	(9,524,591)
Extinguishment of debt	(48,500,000)	(92,245,708)
Loan penalties from extinguishment of debt	(1,361,750)	(1,361,750)
Proceeds from issuance of long-term debt	130,000,000	178,500,000
Due to Hotel San Remo	(874,966)	(368,824)
Net cash provided by financing activities	71,542,893	80,132,502
Increase in cash and cash equivalents	15,975,550	17,196,401
Cash and cash equivalents, beginning of period	1,220,851	—
Cash and cash equivalents, end of period	$17,196,401	$17,196,401

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$1,126,418	$2,934,257

Noncash investing and financing activities:
Contribution by Florida Hooters LLC of intangible assets pursuant to assignment agreements	$—	$1,100,000

Issuance of membership interest with priority return to EW Common LLC	$—	$20,000,000

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

155 East Tropicana, LLC

(A development stage company)

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2005

1. Organizational and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”), was incorporated on June 17, 2004 to acquire the real property and non-gaming assets of the Hôtel San Rémo in Las Vegas, Nevada, with the intention of renovating the existing facility with a “Hooters” entertainment concept and theme. The Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp., completed a $130 million Senior Secured Notes offering on March 29, 2005. The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC. The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.0 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property, and by EW Common LLC in the form of a $20.0 million deemed capital contribution.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Chicago and Manhattan areas, as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming, and includes most of the original founders of the Hooters brand. Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada. Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars and operate a Hooters food business. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants, and owns and operates five Dan Marino concept restaurants.

EW Common LLC is owned 90% by Eastern & Western Hotel Corporation (“Eastern & Western”) and 10% by Michael J. Hessling. Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi. Eastern & Western and its affiliates owned the real property and non-gaming assets of Hôtel San Rémo from November 1988 until the Company’s acquisition of the Hôtel San Rémo in August 2004. Mr. Hessling served as the executive vice president and the chief operating officer of the Hôtel San Rémo from January 1989 until the acquisition, at which time he became the chief operating officer of the Company.

Florida Hooters LLC and EW Common LLC entered into a joint venture agreement for the purpose of forming the Company and documenting the terms of their investments and business venture. Under the terms of the joint venture agreement, the venture progresses in three stages.

Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates.

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Registration Statement on Form S-4/A filed June 16, 2005. Significant intercompany transactions between the Company and its wholly owned subsidiary have been eliminated in consolidation.

2. Acquisition

In August 2004, the Company completed the acquisition of the real property and non-gaming assets of the Hôtel San Rémo for approximately $67.5 million including transaction costs and expenses. The acquisition was funded by the Company through a term loan totaling $48.5 million which was used to extinguish the Hôtel San Rémo’s existing indebtedness of $43.7 million, a commitment to pay the existing owner of Hôtel San Rémo $1.3 million and the issuance to EW Common LLC of a 33 1/3% membership interest with priority return valued at $20.0 million.

The acquisition of the Hôtel San Rémo has been accounted for as a purchase. The following table sets forth the determination of the purchase price (in thousands):

Membership interest with priority return	$20,000
Cash paid to existing owner of Hôtel San Rémo	1,254
Payoff of Hôtel San Rémo debt	43,746
Transaction costs and expenses	2,467
$67,467

The preliminary allocation of the purchase price to the underlying Hôtel San Rémo assets acquired is as follows (in thousands):

Land	$26,760
Buildings and improvements	39,760
Furniture, fixtures and equipment	947
$67,467

Management has developed the preliminary purchase price allocation based on comparable land sales, discounted cash flow analysis and other available information. The Company has retained a third-party appraiser to value the assets acquired to assist in finalizing the purchase price allocation.

If and following such time as the Company receives its gaming license, the Company will acquire the gaming assets of Hôtel San Rémo consisting principally of slot machines and customer lists from Eastern & Western, and will credit the capital account of EW Common LLC for an additional $5.0 million (or, if EW Common LLC is unable to obtain the necessary gaming licensing prior to January 31, 2006, an additional $5 million unsecured subordinated promissory note) and also purchase the then existing working capital from Eastern & Western.

3. Long-term Debt

Notes Offering

On March 29, 2005, the Company issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, in a private placement. On August 5, 2005, the Company successfully exchanged all of the private placement notes for new notes (“Notes”). The Notes have substantially identical terms as the original notes, except that the new notes have been registered under the Securities Act of 1933 and will be freely tradable. Interest payments on the Notes are due semi annually, on each April 1 and October 1, commencing on October 1, 2005. The Notes are secured by all of the Company’s and, to the extent in existence, guarantors’ 1) existing and future assets (other that certain excluded existing and future assets).

2) the Company’s equity interest in any guarantors and 3) existing renovation disbursement and interest reserve accounts as described below. The Notes are redeemable at the option of the Company on or after April 1, 2009. The indenture governing the Notes requires the Company to establish a renovation disbursement account in the amount of $50.8 million and interest reserve account in the amount of $10.7 million. The indenture also contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets. The Company used the proceeds from the Notes offering to refinance existing indebtedness and will (together with cash from operations and proceeds from equipment financing), renovate the hotel casino and provide working capital.

New Senior Secured Credit Facility

The Company entered into a new $15.0 million senior secured credit facility concurrently with the offering of the Notes. The new senior secured credit facility is secured by a four-year revolving credit facility of up to the lesser of $15.0 million or three times trailing twelve month EBITDA through September 30, 2006 and two times thereafter, but the multiple of EBITDA requirement will not apply if the borrowings are less than $7.5 million. EBITDA for any fiscal period is defined in the new senior secured credit facility as the Company’s consolidated net income (or loss), minus extraordinary gains (as defined) and interest income, plus interest expense, income taxes and depreciation and amortization for such period, and subject to other adjustments as described in the new senior secured credit facility agreement.

At the Company’s option, the interest rate will be either the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum. All the obligations under the new senior secured credit facility are secured by first priority liens on and security interest in all of the Company’s properties and assets. The lien on the collateral that secures the Notes are contractually subordinated to the liens securing the principal amount of borrowings of up $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the new senior secured credit facility. The senior secured credit facility required the Company to pay a closing fee of $225,000, and unused commitment fees of 0.50% per annum on any unused portion of the new senior secured credit facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary date. The new senior secured credit facility also contains customary financial covenants and other events of default. The Company had no borrowings outstanding under this credit facility on June 30, 2005 or December 31, 2004.

Intercreditor Agreement

Concurrently with the closing of the private placement notes offering and new senior secured credit facility, the Company entered into an intercreditor agreement, which defines the rights of the lenders under the new senior secured credit facility in relation to the rights of the trustee and the holders of the Notes with respect to the collateral securing the Notes. The intercreditor agreement, among other things, provides that the liens securing the Notes and any guarantees thereof are contractually subordinated (other than the security interests in the renovation disbursement account, which will be senior, and interest reserve account, which will not secure the new senior secured credit facility) to the liens securing the principal amount of indebtedness of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the new senior secured credit facility. The trustee’s ability to exercise rights and remedies in respect of the collateral are also subject to the terms of the intercreditor agreement.

4. Lease Agreements

The Company, as lessor, has entered into a casino lease and hotel lease with Eastern & Western covering the real property and non-gaming assets of the Hôtel San Rémo acquired by the Company.

Casino Lease

The casino lease covers those portions of the Hôtel San Rémo containing the showroom, gaming and liquor servicing areas, the casino floor where gaming activities occur, surveillance areas, count rooms, the cashier’s cage and other areas ancillary to the casino footprint.

The term of the original casino lease extended to the earlier of October 31, 2005 or the last day of the month following the Company’s receipt of all appropriate governmental and regulatory approvals to conduct gaming and liquor sales at the Hôtel San Rémo (the “Licensing”). The casino lease was revised in March 2005 to extend the term of the lease to the earlier of the date on which none of the Notes is outstanding or the last day of the month in which the Company receives its gaming license. Minimum monthly base rent payments of $125,000 are due from August 3, 2004 until the re-opening of the Hôtel San Rémo as the new Hooters Casino Hotel. After the re-opening, the tenant, Eastern & Western, will pay an adjusted base rent of $450,000 per month. This base rent can be adjusted at the Company’s sole and absolute discretion six months after re-opening and again eighteen months after re-opening, but no assurances can be made regarding the timing of the licensing.

Under the provisions of the casino lease, Eastern & Western is allowed to deposit $30,000 into a “Capital Reserve Account” each month for capital improvements to the casino such as the purchase of gaming devices. The casino lease also provides for Eastern & Western to fund $120,000 each month to a “Change in Control Reserve” and $55,000 to establish an “Expense Reserve” to be used for the payment of legal, accounting, and professional fees and other general business expenses including licensing renewal costs. Eastern & Western is required to fund any excess cash flow remaining after payment of rent and funding of the reserves into a restricted cash account to be used to secure Eastern & Western’s guarantee of the Company’s existing borrowings.

Hotel Lease

The hotel lease between Eastern & Western and the Company covers those portions of the Hôtel San Rémo containing all non-casino areas, including the hotel.

The term of the original hotel lease is the same as the term of the original casino lease. The hotel lease was amended in March 2005 and the term of the amended hotel lease is the same as the amended casino lease.

Minimum lease payments due under the Hotel Lease consist of a minimum rent and a percentage rent. The minimum rent is $250,000 per month. The percentage rent is equal to 100% of all revenues received from the operations of the hotel, less actual operational expenses (including minimum rent) and working capital reserves which are determined and agreed upon monthly between the Company and Eastern & Western. No working capital reserves were agreed to or funded for the lease period from August 3, 2004 to June 30, 2005. While the minimum rent is paid on a monthly basis, the percentage rent must be paid to the Company in arrears on the first day of each calendar quarter. Percentage rental income earned for the quarter ending June 30, 2005 was $439,390; for six months ending June 30, 2005 was $1,689,324; and for inception to date was $2,001,324. There were no rent receivables at June 30, 2005.

The estimated monthly minimum lease rentals due under the casino lease and the hotel lease total $375,000 monthly.

5. Commitments and Contingencies

Construction Contracts

The Company has entered into design and construction contracts related to the renovation of the Hôtel San Rémo to Hooters Casino Hotel totaling $39.0 million at June 30, 2005.

Litigation

The Company is not involved in any material litigation at June 30, 2005 that in the opinion of management would have a material impact on the Company’s financial position, cash flows, or results of operations.

Hôtel San Rémo Casino and Resort

(A Division of S.I. Enterprises, Inc.)

Condensed Combined Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,553,668	$4,470,919
Accounts receivable, net of allowance for doubtful accounts of $125,794 in 2005 and $146,845 in 2004	1,252,669	1,161,510
Due from 155 East Tropicana, LLC	885,468	1,760,434
Inventories	234,340	274,957
Prepaid expenses	664,025	681,698
Deferred tax assets	13,746	13,746
Total current assets	6,603,916	8,363,264
Property and equipment:
Furniture, fixtures and equipment	7,140,345	7,140,345
Construction in progress	—	15,699
	7,140,345	7,156,044
Less accumulated depreciation	(5,893,431)	(5,705,503)
Net property and equipment	1,246,914	1,450,541
Deferred tax asset	2,161,969	2,401,372
Other assets	302,088	81,547
Total assets	$10,314,887	$12,296,724

Liabilities and Division Equity
Current liabilities:
Accounts payable	$1,765,290	$1,610,160
Accrued expenses	1,333,508	1,827,381
Income taxes payable to S.I. Enterprises, Inc.	1,150,763	1,150,763
Current portion of long-term debt	97,179	235,905
Total current liabilities	4,346,740	4,824,209

Commitments and contingencies

Division equity	5,968,147	7,472,515
Total liabilities and division equity	$10,314,887	$12,296,724

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Hôtel San Rémo Casino and Resort

(A Division of S.I. Enterprises, Inc.)

Condensed Combined Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Operating revenues
Casino	$2,896,134	$3,222,939	$6,214,024	$6,500,379
Food and beverage	1,721,714	2,061,140	3,635,669	4,128,793
Hotel and other	3,989,556	3,885,335	8,450,754	7,860,017
	8,607,404	9,169,414	18,300,447	18,489,189
Less promotional allowances	(528,595)	(562,350)	(1,111,726)	(1,146,739)
Net operating revenues	8,078,809	8,607,064	17,188,721	17,342,450

Operating expenses
Casino	1,658,072	1,720,918	3,423,254	3,456,586
Food and beverage	1,569,423	1,623,437	3,141,979	3,237,882
Hotel and other	1,079,711	1,133,991	2,198,183	2,234,366
General and administrative	1,991,808	1,747,023	4,033,578	3,389,975
Depreciation expense	93,748	543,571	187,928	1,085,250
Related party lease expense	1,564,390	—	3,939,324	—
Restructuring costs	—	701,725	—	981,287
Total operating expenses	7,957,152	7,470,665	16,924,246	14,385,346
Operating income	121,657	1,136,399	264,475	2,957,104
Other income (expense):
Interest income	106,410	71,712	206,365	134,486
Interest expense	(2,327)	(631,159)	(4,934)	(1,451,672)
Foreign currency translation	—	959,366	—	284,448
Loss on sale of asset	—	(1,842)	—	(1,842)
Other income (expense), net	104,083	398,077	201,431	(1,034,580)
Income before income taxes	225,740	1,534,476	465,906	1,922,524
Provision (benefit) for income taxes	(94,866)	477,375	239,403	598,097
Net income	$320,606	$1,057,101	$226,503	$1,324,427

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Hôtel San Rémo Casino and Resort

(A Division of S.I. Enterprises, Inc.)

Condensed Combined Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Cash Flow From Operating Activities
Net income	$226,503	$1,324,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187,928	1,085,250
Deferred income tax	239,403	—
Foreign currency translation	—	(284,448)
Change in operating assets and liabilities:
Accounts receivable	(70,108)	(365,243)
Provision for doubtful accounts	(21,051)	(4,134)
Inventories	40,617	(30,879)
Prepaid expenses	17,673	(62,619)
Accounts payable	155,130	326,118
Accrued expenses	(493,873)	560,163
Income taxes payable to S.I. Enterprises, Inc.	—	598,097

Net cash provided by operating activities	282,222	3,146,732

Cash Flow From Investing Activities
Capital expenditures	(15,699)	(730,235)
Other assets	(220,541)	35,000

Net cash used in investing activities	(236,240)	(695,235)

Cash Flow From Financing activities
Due from 155 East Tropicana, LLC	874,966	—
Principal payments on long-term debt	(138,726)	(556,073)
Proceeds from new debt	—	221,710
Advances (to) from affiliates, net	(1,699,473)	(731,816)

Net cash used in financing activities	(963,233)	(1,066,179)

Increase (decrease) in cash and cash equivalents	(917,251)	1,385,318
Cash and cash equivalents, beginning of period	4,470,919	2,703,229
Cash and cash equivalents, end of period	$3,553,668	$4,088,547

Supplemental disclosure of cash flow information
Cash paid during period for interest	$4,934	$1,302,003

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Hôtel San Rémo Casino and Resort

(A Division of S.I. Enterprises, Inc.)

Notes to Condensed Combined Financial Statements (unaudited)

June 30, 2005

1. Organization and Basis of Presentation

The accompanying condensed combined financial statements present the operations of Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), a division of S.I. Enterprises, Inc. (the “Parent Company”), a Nevada corporation, located in Las Vegas, Nevada. Hôtel San Rémo commenced gaming operations on February 16, 1990. The accompanying condensed combined financial statements represent the assets, liabilities and operations of the hotel and gaming facilities and include certain accounts of Eastern & Western Hotel Corporation (“Eastern & Western”) and I&P Corporation, Colorado (“I&P”), both Nevada corporations. Eastern & Western, which holds the gaming license in Nevada, owns all gaming assets used by Hôtel San Rémo. I&P owned the real property and non-gaming assets of Hôtel San Rémo until August 3, 2004 at which time they were acquired by 155 East Tropicana, LLC (see Note 2) and then leased back to Hôtel San Rémo pursuant to casino lease and hotel lease arrangements (see Note 3).

On July 28, 2004, I&P was merged with and into Eastern & Western, with Eastern & Western assuming all assets and liabilities of I&P including the real property and non-gaming assets of Hôtel San Rémo.

All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

The accompanying condensed combined financial statements have been prepared by Hôtel San Rémo, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed combined financial statements do contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Hotel San Remo’s financial position, results of operations and cash flows for the interim periods included herein. The interim results reflected in these combined financial statements are not necessarily indicative of results to be expected for the full fiscal year.

The accompanying condensed combined financial statements should be read in conjunction with the December 31, 2004 financial statements and notes thereto included in the Registration Statement on Form S-4/A of 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. filed with the SEC on June 16, 2005.

2. Acquisition by 155 East Tropicana, LLC.

In August 2004, the real property and non-gaming assets owned by and associated with Hôtel San Rémo were acquired by 155 East Tropicana, LLC (“155”) for approximately $67.5 million including transaction costs and expenses. 155 is a joint venture between Florida Hooters LLC and EW Common LLC. EW Common LLC was formed to hold Eastern & Western’s membership interest in 155. EW Common LLC is owned 90% by Eastern & Western and 10% by Michael J. Hessling, the executive vice president and chief operating officer of Hôtel San Rémo. Immediately prior to the acquisition, the real property and non-gaming assets of Hôtel San Rémo with a net book value of $25,956,004 and long-term debt of $43,745,708 were transferred to EW Common LLC. Because EW Common LLC and Hôtel San Rémo are entities under common control, these transfers were reflected as division equity transactions.

The acquisition was funded by 155 through a term loan totaling $48.5 million which was used to extinguish the Hôtel San Rémo’s existing indebtedness, a commitment to pay $1.3 million to Mr. Izumi, and the issuance to EW Common LLC of a 33 1/3% membership interest with priority return in 155 for a deemed initial capital contribution of $20.0 million. 155 has leased to the Hôtel San Rémo pursuant to casino and hotel lease agreements, the real property and non-gaming assets acquired. If and following such time as 155 receives its gaming license, 155 will acquire the gaming assets of Hôtel San Rémo consisting principally of slot machines and customer lists from Eastern & Western and will credit the capital account of EW Common LLC for an additional $5.0 million and also purchase the then existing working capital of Hôtel San Rémo.

On March 29, 2005, 155 successfully completed the issuance of $130 million in principal amount 8¾%, Senior Secured Notes due 2012 (the “Notes”). Proceeds from the Notes offering will be used principally to renovate the Hotel San Remo into the Hooters Casino Hotel.

3. Casino and Hotel Leases

In connection with the acquisition of Hôtel San Rémo’s real property and non-gaming assets by 155, Eastern & Western, as lessee, and 155 entered into lease agreements with 155 to lease back the casino and hotel property previously owned by Hôtel San Rémo.

Casino Lease

The casino lease between Eastern & Western and 155 covers those portions of the Hôtel San Rémo containing the showroom, gaming and liquor servicing areas, the casino ancillary to the casino footprint.

The term of the original casino lease extended to the earlier of October 31, 2005 or the last day of the month following 155’s receipt of all appropriate governmental and regulatory approvals to conduct gaming and liquor sales at the Hôtel San Rémo (the “Licensing”). The casino lease was amended in March 2005 to extend the term of the lease to the earlier of the date on which none of the Notes is outstanding or the last day of the month in which 155 receives its gaming license.

Monthly base rent payments of $125,000 are due from August 3, 2004 until the re-opening of the Hôtel San Rémo as the new Hooters Casino Hotel. After the re-opening, the tenant, Eastern & Western, will pay an adjusted base rent of $450,000 per month. This base rent can be adjusted at 155’s sole and absolute discretion six months after re-opening and again eighteen months after re-opening, but no assurances can be made regarding the timing of the Licensing.

Eastern & Western is allowed to deposit $30,000 into a “Capital Reserve Account” each month for capital improvements to the casino such as the purchase of gaming devices. Eastern & Western is allowed to spend the capital reserves before the end of the casino lease term. Eastern & Western may also use amounts in the Capital Reserve Account to fund operating cash shortfalls. The casino lease also requires Eastern & Western to fund $120,000 each month to a “Change in Control Reserve” which Eastern & Western will be obligated to pay at the termination of the casino lease and $55,000 a month to establish an “Expense Reserve” to be used for the payment of legal and accounting fees and other general business expenses including licensing renewal costs.

The casino lease will terminate on the earlier of (1) the date on which none of the Notes is outstanding or (2) the last day of the month following the receipt by 155 of all licensing required by the appropriate governmental and regulatory authorities to conduct gaming and liquor sales at Hôtel San Rémo.

Hotel Lease

The hotel lease between Eastern & Western and 155 covers those portions of the Hôtel San Rémo containing all non-casino areas including the hotel. The term of the original hotel lease was the same as the term of the original casino lease. The hotel lease was amended in March 2005 and the term of the amended lease is the same as the amended casino lease.

Minimum lease payments due under the hotel lease consist of a minimum rent and a percentage rent. The minimum rent is $250,000 per month. The percentage rent is equal to 100% of all revenues received from the operation of the hotel, less actual operational expenses (including minimum rent) and working capital reserves which are determined and agreed upon monthly by 155 and Eastern & Western. No capital reserves were agreed to or funded for the period from August 3, 2004 to March 31, 2005. While the minimum rent is paid on a monthly basis on the first of each month the percentage rent must be paid in arrears to 155 on the first day of each month. Percentage rental expense incurred for the three and six month periods ended June 30, 2005 totaled $439,390 and $1,689,324, respectively. Total rental expense was $1,564,390 and $3,939,324 during the quarter and six months ended June 30, 2005, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Combined Financial Data” and the audited financial statements and related notes included in our Registration Statement on Form S-4/A filed with the SEC on June 16, 2005.

155 East Tropicana, LLC (Owner of Hotel Casino)

Overview

155 East Tropicana, LLC (the “Company”) was formed on June 17, 2004 to acquire the Hôtel San Rémo from Eastern & Western Hotel Corporation. Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Chicago and Manhattan areas as well as for wholesale foods, calendars and Nevada hotel/gaming, and includes most of the original founders of the Hooters brand. Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in south Florida and the State of Nevada. Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates five Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC while our chief operating officer, Michael Hessling, owns the balance. Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi. Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004. Mr. Hessling served as Hôtel San Rémo’s executive vice president and chief operating officer from January 1989 until the acquisition, at which time he became our chief operating officer.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel. Pursuant to the Hooters license assignment, we are required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee. The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.

As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of approximately 380 Hooters restaurants. We are not affiliated with Hooters of America.

Because we have not yet received the gaming license necessary to operate a hotel casino, the Hôtel San Rémo is currently operated by Eastern & Western pursuant to two separate leases with us. We expect to receive our gaming license during 2005, but no assurances can be given that we will be able to obtain the license. If we do not receive the gaming license, the hotel casino will continue to be operated by Eastern & Western under the leases until the earlier of our receipt of the gaming license or the date the $130 million in principal amount Senior Secured Notes issued by us on March 29, 2005, (the “Notes”) are no longer outstanding.

In August 2004, we acquired the Hôtel San Rémo, not including the gaming equipment and working capital, for $67.5 million from Eastern & Western. In connection with the acquisition, we refinanced $43.7 million of Eastern & Western’s existing indebtedness and issued to Eastern & Western $20.0 million of preferred equity representing one-third of our common membership interests. EW

Common LLC was formed to hold Eastern & Western’s membership interests in us. Concurrently, we issued to Florida Hooters LLC two-thirds of our common membership interests in exchange for $5.0 million cash and the assignment of certain rights with respect to trademarks and licenses.

We have conducted no business or operations other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, (the “Notes”) in a private placement. Interest payments on the Notes are due semi-annually, on each April 1 and October 1, commencing October 1, 2005. The Company used the proceeds from the Notes offering to refinance existing indebtedness and is using the remaining proceeds (together with cash from operations and proceeds from equipment financing), to renovate the hotel casino and to provide working capital. The indenture governing the Notes required the Company to establish a renovation disbursement account in the amount of $50.8 million and interest reserve account in the amount of $11.2 million and these accounts are presented on the balance sheet as restricted cash.

In connection with the offering of the Notes, the Company formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the Notes offering as a co-issuer of the Notes.

The Company also entered into a new $15.0 million senior secured credit facility concurrently with the offering of the Notes. The Company has not drawn on this line of credit during the first six months of 2005 or subsequently through August 11, 2005.

Until we receive the gaming and other licenses and permits necessary to operate a hotel casino, the Hôtel San Rémo will continue to be leased to Eastern & Western as the licensed operator under two lease agreements for the hotel and the casino operations. Upon receipt of our gaming license, we will issue EW Common LLC an additional $5.0 million of our preferred membership interests or, in certain circumstances, in the form of an unsecured subordinated note, in exchange for the gaming equipment and customer lists. The gaming assets used in the casino operations at the Hôtel San Rémo will be transferred to us and the casino and hotel leases will terminate when we are licensed.

Results of Operations — Quarter ended June 30, 2005

Rental Income — During the second quarter of 2005, we leased the hotel and casino to Eastern & Western under two separate lease agreements. Pursuant to the casino lease arrangement, the casino, showroom, liquor servicing areas and other casino related areas are leased for $125,000 per month. Rental income of $375,000 was received under the casino lease for the quarter ended June 30, 2005. Pursuant to the lease for the hotel, restaurants and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement. Rental income of $1.2 million was earned under the hotel lease for the quarter ended June 30, 2005.

Currently, we are in the process of obtaining liquor and gaming licenses which will allow us to operate the existing Hôtel San Rémo and, upon re-opening, the Hooters Casino Hotel. Following our receipt of such licensing, the two lease agreements for the hotel and casino will terminate. As a result, we will cease to receive the rental income under the lease agreements and we will receive any cash flow only from the operations of the casino hotel.

Interest Income — On March 29, 2005, the Company issued Notes, in a private placement. Interest income of $0.6 million was earned for the three months ended June 30, 2005, largely on the invested net proceeds of the Notes.

Pre-Opening Expenses — Pre-opening expense of $0.3 million consists of legal, professional, general and other general administrative expenses.

Interest expense — Interest expense on the $130.0 million Notes was $3.2 million, which included amortization of loan fees of $0.3 million.

Income Taxes — We are a limited-liability company and are treated as a partnership for federal income tax purposes. Accordingly, we have not recorded any provision for federal income taxes in our financial statements because the taxable income or loss for the Company will be included in the income tax returns of the members.

Depreciation Expense — The Hôtel San Rémo acquisition price was allocated between land $26.8 million, building $39.8 million, and equipment $0.9 million. Depreciation expense of $0.4 million was incurred for the second quarter of 2005 relating to the building and equipment owned by the Company.

Results of Operations — Six months ended June 30, 2005

Rental Income — Pursuant to the terms of the casino and hotel lease arrangements described previously, rental income of $3.9 million was earned under the leases during the six months ending June 30, 2005.

Currently, we are in the process of obtaining liquor and gaming licenses which will allow us to operate the existing Hôtel San Rémo and, upon re-opening, the Hooters Casino Hotel. Following our receipt of such licensing, the two lease agreements for the hotel and casino will terminate. As a result, we will cease to receive the rental income under the lease agreements and we will receive any cash flow from the operations of the casino hotel.

Interest Income — On March 29, 2005, the Company issued $130.0 million aggregate principal amount of 8 ¾% Senior Secured Notes due 2012 (the “Notes”), in a private placement. Interest income of $0.6 million was earned for the six months ended June 30, 2005, largely on the invested net proceeds of the Notes.

Pre-Opening Expenses — Pre-opening expense of $0.6 million consists of legal, professional, general and other general administrative expenses.

Interest Expense — In connection with the acquisition of the Hôtel San Rémo, we incurred debt of $48.5 million. Interest expense (net of interest capitalized) on this loan was $1.3 million for the period from January 1, 2005 through the date that the loan was paid-off on March 29, 2005, which includes $0.2 million for the amortization of loan fees. Interest expense on the $130.0 million Notes was $4.4 million, which included amortization of loan fees of $0.3 million.

Income Taxes — We are a limited-liability company and are treated as a partnership for federal income tax purposes. Accordingly, we have not recorded any provision for federal income taxes in our financial statements because the taxable income or loss for the Company will be included in the income tax returns of the members.

Depreciation Expense — The Hôtel San Rémo acquisition price was allocated between land $26.8 million, building $39.8 million, and equipment $0.9 million. Depreciation expense of $0.8 million was incurred for the first six months of 2005 relating to the building and equipment owned by the Company.

Results of Operations — For the Period of Inception (June 17, 2004) through June 30, 2005

Rental Income — Pursuant to the terms of the casino and hotel lease arrangements described previously, rental income of $6.1 million was earned under the leases from the period of Inception (June 17, 2004) through June 30, 2005.

Interest Income — Interest income of $0.6 million was earned on the net proceeds from the Notes and other cash investments.

Pre-Opening Expenses — Pre-opening expense of $0.7 million consists of legal, professional and other general administrative expenses.

Depreciation Expense — Depreciation expense of $1.6 million was incurred for the period of Inception (June 17, 2004) through June 30, 2005 relating to the building and equipment owned by the Company.

Interest Expense — Interest expense under our old bank debt (net of interest capitalized) was $3.4 million for the period from inception (June 17, 2004) through March 29, 2005, which includes $0.6 million for the amortization of loan fees. Interest expense on the $130.0 million Notes was $3.3 million, which included amortization of loan fees of $0.3 million.

Liquidity and Capital Resources

The members of 155 East Tropicana, LLC contributed $5.0 million to the Company in initial capital contributions during the period from Inception (June 17, 2004) through June 30, 2005. $4.0 million of this capital contribution was set aside in a restricted account and used as collateral for the $48.5 million loan obtained by 155 East Tropicana, LLC to purchase the Hôtel San Rémo and to pay expenses involved with the purchase. 155 East Tropicana, LLC also issued $20.0 million in membership interests with priority returns to Eastern & Western Hotel Corporation representing a one-third common interest as part of the acquisition of the real property and non-gaming assets of Hotel San Remo.

During the first six months of 2005, the most significant events affecting our liquidity and capital resources were cash flows generated from financing activities consisting of the successful completion of the Notes offering whose proceeds were used to payoff existing indebtedness of $48.5 million, make a $1.1 million payment to an existing owner of Hôtel San Rémo and pay $7.7 million in debt financing costs. The following schedule summarizes our completed and projected use of the proceeds from the Notes offering (in millions):

Payoff of existing debt	$51.1
Renovations	46.5
Interest reserve	11.2
Fees and expenses	6.6
Gaming equipment	1.2
Working capital, pre-opening, and general corporate purposes	13.4
Total	$130.0

For the six months ended June 30, 2005, $60.2 million was used in investing activities, consisting of an increase to restricted funds of $55.1 million, and capital expenditures of $5.0 million. Upon repayment of the existing indebtedness on March 29, 2005, $4.0 million in restricted funds were released. At June 30, 2005, $59.1 million of the proceeds from the Notes offering are held as restricted cash.

During the first six months of 2005, the Company expended $5.0 million of its cash in renovation activities largely for architectural, design fees and building construction. The renovation project which will convert the Hotel San Remo into the Hooters Casino Hotel is expected to be completed in the first quarter of 2006.

The Notes indenture contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

The Company entered into a new $15.0 million senior secured credit facility concurrently with the offering of the Notes. The new senior secured credit facility is secured by a four year revolving credit facility of up to the lesser of $15.0 million or three times trailing twelve month EBITDA through September 30, 2006 and two times thereafter, but the multiple of EBITDA requirement will not apply if the borrowings are less than $7.5 million. EBITDA is defined in the senior credit facility and allows for the exclusion of certain expenditures. The Company does not have any borrowings outstanding on this credit facility at June 30, 2005.

All of the obligations under the new senior secured credit facility are secured by first priority liens on and security interests in all of the Company’s properties and assets. The lien on the collateral that secures the Notes are contractually subordinated to the liens securing the principal amount of borrowings of up $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the new senior secured credit facility. The new senior secured credit facility requires the Company to pay an unused fee of 0.50% per annum on any unused portion of the new senior secured credit facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary date. The new senior secured credit facility also contains customary financial covenants and other covenants and events of default. The senior secured credit facility can be used for additional working capital or capital expenditures, at the Company’s discretion. Currently, the Company meets the requirements necessary to borrow the full $15 million.

In addition to the Notes and the new senior secured credit facility, we intend to enter into furniture, fixtures and equipment financing of $5.9 million during the year ending December 31, 2005.

155 East Tropicana, LLC generated net cash flow from operations of $4.6 million for the six months ended June 30, 2005, principally from rental income under the casino and hotel lease.

It is anticipated that existing operations at Hôtel San Rémo (and rent payments to the Company) will continue throughout the renovation period, except for a shutdown and training period of approximately thirty days prior to the grand opening of Hooters Casino Hotel.

We believe that we have additional flexibility to cover contingencies that may arise during the renovation through the use of our cash and cash equivalents (which were $17.2 million at June 30, 2005), the interest reserve account which covers the first two interest payments on the Notes (which are due October 1, 2005 and April 1, 2006), our rental income from Eastern & Western or expected cash flow from operations upon the opening of the Hooters Casino Hotel, and our ability to draw against our new $15.0 million senior secured credit facility.

We believe the cash from operations, current cash and the available borrowings under the new senior secured credit facility will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations for the next twelve months. However, we cannot predict with certainty the duration of the renovation and shutdown periods due to the many variables involved in the renovation process. No assurances can be given that the renovation project will be completed as scheduled. Additionally, no assurance can be given, that our sources of financing will be sufficient to cover all contingencies which may arise in the renovation project or meet our other capital and liquidity requirements or that additional financing, if required, will be available, or, if available, will be on terms favorable to us.

Hôtel San Rémo (Predecessor)

Overview

Hôtel San Rémo commenced gaming operations on February 16, 1990. The condensed combined financial statements represent the assets, liabilities and operations of the hotel and gaming facilities and includes only certain accounts of Eastern & Western and I&P Corporation, Colorado (which has merged into Eastern & Western). Members of the Izumi family are 100% owners of S.I. Enterprises, Inc. which owns 100% of Eastern & Western. The principal business of Eastern & Western is the ownership and operation of hotels.

Currently, Eastern & Western, which holds the gaming license in Nevada, owns all gaming assets used by Hôtel San Rémo. Under the casino lease and the hotel lease, Eastern & Western, through the Hôtel San Rémo, is operating the hotel casino property.

Results of Operations

Hôtel San Rémo generates hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property. In the six months ending June 30, 2005, approximately 34.0% of the gross revenue was derived from the casino, 46.2% from hotel rooms and 19.8% from food and beverage.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games include blackjack, craps, roulette, and specialty games. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amount wagered. “Table game drop” and “slot handle” are casino industry specific terms used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by the patron that the casino has won. Hold is derived by dividing the amount won by the casino (“table game win” and “slot win”) by the amount wagered by the patron. Casino revenue is recognized at the end of each gaming day.

Room revenue is derived from rooms and suites rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per rented room per day. “Occupancy percentage” defines the total percentage of rooms occupied, and is computed by dividing the number of rooms occupied by the total number of rooms available. Room revenue is recognized at the time the room is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of the hotel casino, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time food and/or beverage is provided to the guest. “Covers” are the number of patrons served in a food outlet. “Average check” is the average amount of food and beverage revenue charged to patrons on their restaurant checks.

Casino revenues vary from time to time due to general economic conditions, table game hold, slot hold, and occupancy percentages at the Hôtel San Rémo and other hotels in Las Vegas. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. Casino revenues, room revenues, food and beverage revenues, and other revenues vary due to general economic conditions and competition. During the first six months of 2005, Las Vegas has continued to experience an upward trend in total visitation, as well as gaming win, hotel occupancy and hotel daily average room rates. The Hôtel San Rémo has benefited from these trends.

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	% Change 2005-2004
Casino revenues	$6,214	$6,500	–4.4%
Casino expenses	3,423	3,457	–1.0%
Profit margin	44.9%	46.8%

Food and beverage revenues	$3,636	$4,129	–11.9%
Food and beverage expenses	3,142	3,238	–3.0%
Profit margin	13.6%	21.6%

Hotel and other revenues	$8,451	$7,860	7.5%
Hotel and other expenses	2,198	2,234	–1.6%
Profit margin	74.0%	71.6%

Promotional allowances	$1,112	$1,147	–3.1%
Percent of gross revenues	6.1%	6.2%

General and administrative expenses	$4,034	$3,390	19.0%
Percent of net revenues	23.5%	19.5%

The following discussion presents an analysis of Hôtel San Rémo’s results of operations for the three months ended and six months ended June 30, 2005 and 2004, respectively.

Comparison of Quarter ended June 30, 2005 with Quarter ended June 30, 2004

Hôtel San Rémo recorded income before income taxes of $0.2 million for the quarter ended June 30, 2005 compared with income before income taxes of $1.5 million for the quarter ended June 30, 2004. The decrease in income before income tax was due to the related party lease expense of $1.6 million recorded for the second quarter of 2005 under the hotel and casino property leases, with 155 East Tropicana LLC and a decline in net operating revenue of $0.5 million.

Casino — Casino revenues were at $2.9 million for the quarter ended June 30, 2005, compared to $3.2 million for the quarter ended June 30, 2004, a decrease of $0.3 million or 9.38%. Table games revenue was down by $0.1 million in the second quarter 2005 as a result of a decrease to 18.4% in the table game hold percentage from 19.0% in the prior year quarter and a table game drop decline of $0.3 million or 5.3%. Slot revenue of $2.0 million for the second quarter of 2005 was down by $0.3 million or 11.4% as compared with the same quarter in the prior year. The decline in casino revenue is attributable to construction disruption. During the quarter, approximately one-fourth of the casino floor was closed because of remodeling of Pete and Shorty’s Sports bar and the lobby bar.

The operating margin for the casino decreased slightly from 46.6% of casino revenue during the quarter ended June 30, 2004 to 42.7% in 2005.

Food and Beverage — Food and beverage revenue was $1.7 million for the quarter ended June 30, 2005 as compared to $2.1 million for 2004, a decrease of 15.2%. Food revenue decreased by $0.3 million or 20.7% for the quarter ended June 30, 2005. This decrease was a result of covers in the restaurants declining by 30,000, or 19.8%, combined with a $0.17 decrease in average guest check. Gross beverage revenue (which includes complimentary beverages) decreased by $18,000 or 3.5%, largely in the category of complimentary beverages served on the casino floor. These declines in revenue are attributable to construction disruption.

The profit margin for the food and beverage departments declined to 8.9% for the quarter ended June 30, 2005 as compared to a margin of 21.3% for the quarter ended June 30, 2004.

Hotel and Other — Hotel and other revenue increased by $0.1 million, or 2.7%, to $4.0 million for the quarter ended June 30, 2005 as compared to $3.9 million for the quarter ended June 30, 2004. The occupancy rate remained relatively flat at 85.5% for the quarter ended June 30, 2005 as compared to 84.6% for the quarter ended June 30, 2004. The improvement in hotel and other revenue was the result of an increase of 5.0% in average daily room rate to $69.82 for the quarter ended June 30, 2005 from $66.48 for the quarter ended June 30, 2004. There was also a general increase in average daily room rates in the Las Vegas market in 2005. According to the Las Vegas Convention and Visitors Authority, the Las Vegas average daily room rates increased by $16.67, or 17.8%, for the two months ended May 31, 2005 as compared to the same two months in 2004.

Hôtel San Rémo’s room operating margin increased to 72.9% for the quarter ended June 30, 2005 from 70.8% for the quarter ended June 30, 2004. This increase in profitability in the hotel is due to higher revenue per room based on the increase in average daily room rate.

General and Administrative — General and administrative expenses includes costs associated with corporate, marketing, information technology, finance, accounting, and property operations. General and administrative expense was $2.0 million for the quarter ended June 30, 2005, an increase of $0.3 million compared to $1.7 million for the quarter ended June 30, 2004. This increase was principally due to increased professional fees, payroll expense and insurance.

Depreciation — Depreciation expense of $0.1 million for the quarter ended June 30, 2005 was a decrease of $0.4 million, or 80%, from $0.5 million for the quarter ended June 30, 2004. This decrease was the result of the acquisition of the real property and non-gaming assets of Hôtel San Rémo by 155 East Tropicana, LLC in August 2004. The depreciable assets (net of accumulated depreciation) of $1.2 million remaining at June 30, 2005 are gaming assets that will be transferred to 155 East Tropicana, LLC upon its obtaining a gaming license.

Interest Income — Interest income was flat at $0.1 million for the quarter ended June 30, 2005, and for quarter ended June 30, 2004.

Interest Expense — Interest expense for the quarter ended June 30, 2005, decreased by $0.6 million, or 99.6%, as compared to the quarter ended June 30, 2004. This was the result of the extinguishment of the Hôtel San Rémo’s existing indebtedness in August 2004 as part of the acquisition of the Hotel San Remo’s real property and non-gaming assets by 155 East Tropicana, LLC.

Provision (Benefit) for Income Taxes —  The provision (benefit) for income taxes for the quarter ended June 30, 2005 of $0.1 million benefit varies from the tax calculated by applying the federal statutory rate (35%) to income before income taxes dur to permanent tax differences and an adjustment for income taxes based on year-to-date income before income taxes.

Comparison of Six months Ended June 30, 2005 with Six months Ended June 30, 2004

Hôtel San Rémo recorded income before income taxes of $0.5 million for the six months ended June 30, 2005 compared with income before income taxes of $1.9 million for the six months ended June 30, 2004. The decrease in income before income tax was due to the related party lease expense of $3.9 million recorded for the first six months of 2005 under the hotel and casino property leases, with 155 East Tropicana LLC, netted against a decline in restructuring cost of $1.0 million and interest expense of $1.4 million when comparing to the same period in 2004.

Casino. Casino revenues were at $6.2 million for the six months ended June 30, 2005, compared to $6.5 million for the six months ended June 30, 2004. Table games revenue was up slightly by $33,000 in the first six months 2005 as a result of an increase to 18.8% in the table game hold percentage from 18.6% in the prior year six months offset by a table game drop decline of $0.3 million. Slot revenue of $4.3 million for the first six months of 2005 was down from slot revenue of $4.5 million for the first six months ended June 30, 2004. Slot coin-in and revenue was affected by construction disruption beginning in May of 2005.

The operating margin for the casino decreased slightly from 46.8% of casino revenue during the six months ended June 30, 2004 to 44.9% in 2005.

Food and Beverage — Food and beverage revenue was $3.6 million for the six months ended June 30, 2005 as compared to $4.1 million for 2004. Food revenue decreased by $0.5 million or 16.7% for the six months ended June 30, 2005. This decrease was a result of covers in the restaurants declining by 45,000, or 15.4%, combined with a $0.15 decrease in average guest check.

The profit margin for the food and beverage departments declined to 13.6% for the six months ended June 30, 2005 as compared to a margin of 21.6% for the six months ended June 30, 2004.

Hotel and Other — Hotel and other revenue increased by $0.6 million, or 7.5%, to $8.5 million for the six months ended June 30, 2005 as compared to $7.9 million for the six months ended June 30, 2004. The occupancy rate increased slightly to 85.4% for the six months ended June 30, 2005 as compared to 84.4% for the six months ended June 30, 2004. The improvement in hotel and other revenue was the result of an increase of 8.8% in average daily room rate to $73.09 for the six months ended June 30, 2005 from $67.16 for the six months ended June 30, 2004. There was also a general increase in average daily room rates in the Las Vegas market in 2005. According to the Las Vegas Convention and Visitors Authority, the Las Vegas average daily room rates increased by $12.42, or 13.2%, for the five months ended may 31, 2005 as compared to the same five months in 2004.

Hôtel San Rémo’s room operating margin increased to 74.0% for the six months ended June 30, 2005 from 71.6% for the six months ended June 30, 2004. This increase in profitability in the hotel is due to higher revenue per room based on the increase in average daily room rate.

General and Administrative — General and administrative expenses includes costs associated with corporate, marketing, information technology, finance, accounting, and property operations. General and administrative expense increased $0.6 million to $4.0 million for the six months ended June 30, 2005 compared to $3.4 million for the six months ended June 30, 2004. This increase was principally due to increased professional fees, payroll expense and insurance.

Depreciation — Depreciation expense of $0.2 million for the six months ended June 30, 2005 was a decrease of $0.9 million, or 83%, from $1.1 million for the six months ended June 30, 2004. This decrease was the result of the acquisition of the real property and non-gaming assets of Hotel San Remo by 155 East Tropicana, LLC in August 2004. The depreciable assets (net of accumulated depreciation) of $1.2 million remaining at June 30, 2005 are gaming assets that will be transferred to 155 East Tropicana, LLC upon its obtaining a gaming license.

Interest Income — Interest income increased by $0.1, to $0.2 million for the six months ended June 30, 2005, as compared to $0.1 million for six months ended June 30, 2004.

Interest Expense — Interest expense for the six months ended June 30, 2005, decreased by $1.4 million, or 99.7%, as compared to the six months ended June 30, 2004. This was the result of the extinguishment of the Hotel San Remo’s existing indebtedness in August 2004 as part of the acquisition of the Hotel San Remo’s real property and non-gaming assets by 155 East Tropicana, LLC.

Provision (Benefit) for Income Taxes —  The provision for income taxes for the six months ended June 30, 2005 of $0.2 million varies from the tax calculated by applying the federal statutory rate (35%) to income before income taxes due to permanent tax differences resulting from disallowed employment taxes and other items.

Liquidity and Capital Resources

For the six months ended June 30, 2005, Hôtel San Rémo generated $0.3 million in cash flow from operations compared to $2.5 million for the same six months in 2004. This was due to the $3.9 million in related party lease expense. This was partially offset by a decrease of $1.4 million in interest expense for the first six months in 2005 as compared to the first six months 2004 as a result of the pay-off of our bank debt. Net cash of $0.2 million was used in investing activities as a result of purchasing other assets. Net cash of $1.0 million was used in financing activities as a result of net advances to affiliates.

In August 2004, existing borrowings of the Hôtel San Rémo were extinguished as described above.

Eastern & Western, through Hôtel San Rémo, currently operates the hotel and casino operations under two separate leases. The leases will terminate on the earlier of (i) the date on which none of the Notes issued by 155 East Tropicana, LLC are outstanding, and (ii) the last day of the month following receipt by 155 East Tropicana, LLC of all licensing required by the appropriate governmental and regulatory authorities to conduct gaming and liquor sales at the Hôtel San Rémo. At that time, Hôtel San Rémo will also transfer the remaining gaming assets to 155 East Tropicana, LLC in exchange for $5.0 million in additional membership interests with priority return. 155 East Tropicana, LLC also will purchase the working capital of Hôtel San Rémo. Under the casino and hotel leases, the minimum rental payments total $375,000 each month through the date of re-opening, except for an abatement of the monthly rent during the period the Hotel San Remo is closed down for pre-opening activities and retraining, which period is estimated to be one month. In addition to the minimum base rent, Eastern & Western also pays a percentage rent which is equal to 100% of the non-gaming profits. After the re-opening, which is planned for February 2006, the minimum monthly rent for the two agreements, if still in place, is $700,000 plus the percentage rent of the non-gaming profits. It is anticipated that 155 East Tropicana, LLC will obtain its gaming license during 2005, but there can be no such assurances. After paying various creditors, the cash and other current assets and liabilities that are not specifically being transferred to 155 East Tropicana, LLC, will be distributed to the owners of Hôtel San Rémo.

In connection with the renovation, a substantial amount of the current gaming equipment owned by the Hotel San Remo will be replaced. Hotel San Remo intends to enter into contracts for the purchase of approximately $7.1 million in slot machine equipment. Payments on the equipment will not be due until after the reopening. 155 East Tropicana, LLC anticipates assuming these contracts upon receiving its gaming license.

Income Taxes — Hôtel San Rémo’s results of operations are included in the consolidated federal tax return filed by S.I. Enterprises, Inc. Accordingly, the current federal income tax liability or benefit resulting from the taxable income or loss generated by the Hôtel San Rémo is recognized by the Parent Company in its consolidated tax return and the resulting provision/benefit for income taxes has been reflected in the Hotel San Remo’s combined financial statements.

Critical Accounting Policies and Estimates

A description of critical accounting policies and estimates is included in the management discussion and analysis included in the Registration Statement on Form S-4/A of 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. filed with the SEC on June 16, 2005.

Quantitative and Qualitative Disclosures about Market Risk

The following discusses 155 East Tropicana, LLC’s and Hôtel San Rémo’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. 155 East Tropicana, LLC and Hôtel San Rémo do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. At June 30, 2005, Hôtel San Rémo is not exposed to market risks.  The Notes carry a fixed interest rate of 8¾%, provided no events of default have occurred. 155 East Tropicana, LLC has market risk associated with funds that may be borrowed in the future on the new $15 million senior secured credit facility, due to an interest rate that floats with LIBOR. The term of the senior secured credit facility will mature on March 30, 2009. No amounts are outstanding under this variable rate credit facility at June 30, 2005.

Neither 155 East Tropicana, LLC nor Hôtel San Rémo has any significant foreign currency exchange rate risk or commodity price risk and does not currently trade any market sensitive instruments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to indemnify forward-looking statement with respect to our financial condition, results of operations and our business, including our expansion, legal proceedings and employee matters.  Certain important factors, including but not limited to, competition from other gaming operations, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements.  Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the re-branding and renovation, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements.  We undertake no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date hereof.

Market risk is the risk of loss arising from changes in market rates and prices, such an interest rates, foreign currency exchange rates and commodity prices.  As of June 30, 2005, Hôtel San Rémo is not exposed to market risks.  At June 30, 2005, 155 East Tropicana, LLC has $130 million aggregate principal amount of the Notes.  The Notes carry a fixed interest rate, provided no events of default have occurred.  155 East Tropicana, LLC has market risk associated with funds that may be borrowed on our $15.0 million senior secured credit facility, due to an interest rate that floats with LIBOR.  The term of our senior secured credit facility will mature on March 30, 2009.  No amounts are outstanding under our senior secured credit facility at June 30, 2005.

Neither 155 East Tropicana, LLC nor Hôtel San Rémo has any significant foreign currency exchange rate risk or commodity price risk and does not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the six months ended June 30, 2005.  This evaluation was done with the participation of our manager and its management team.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our manager, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our manager does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.  The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)           Exhibits:

31.1         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce

31.2         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer

32.1         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce

32.2         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

155 East Tropicana, LLC

By:	/s/ Deborah J. Pierce	August 15, 2005

Deborah J. Pierce
Chief Financial Officer

155 East Tropicana Finance Corp.

By:	/s/ Deborah J. Pierce	August 15, 2005

Deborah J. Pierce
Chief Financial Officer