Form 10-Q
period 2005-09-30
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2005-11-15
CIK 1326686, 1326688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-124924

155 East Tropicana, LLC
155 East Tropicana Finance Corp.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-1363044
NEVADA	20-2546581
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

115 East Tropicana Avenue
Las Vegas, Nevada	10022
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

155 East Tropicana, LLC (A development stage company)

Condensed Consolidated Balance Sheets (unaudited)
Condensed Consolidated Statements of Operations (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
Notes to Condensed Consolidated Financial Statements

Hôtel San Rémo Casino and Resort
Condensed Combined Balance Sheets (unaudited)
Condensed Combined Statements of Operations (unaudited)
Condensed Combined Statements of Cash Flows (unaudited)
Notes to Condensed Combined Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 East Tropicana, LLC
(A development stage company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,992,380	$1,220,851
Receivables	69,783	8,300
Prepaid expenses	957,466	56,771
Total current assets	17,019,629	1,285,922
Property and equipment, net	78,244,999	67,665,688
Other long-term assets:
Restricted cash	52,230,146	4,000,000
Deferred financing costs	7,500,667	1,428,325
Intangible assets	4,200,000	1,100,000
Other assets	186,057	100,000
Total other long-term assets	64,116,870	6,628,325
Total assets	$159,381,498	$75,579,935

Liabilities and Members’ Equity
Current liabilities:
Due to Hôtel San Rémo	$509,000	$1,760,434
Accounts payable	1,168,217	—
Accrued interest payable	5,780,100	—
Total current liabilities	7,457,317	1,760,434
Long-term debt	130,000,000	48,500,000
Total liabilities	137,457,317	50,260,434

Commitments and contingencies

Members’ equity:
Membership interests	29,333,375	26,233,375
Deficit accumulated during the development stage	(7,409,194)	(913,874)
	21,924,181	25,319,501
Total liabilities and members’ equity	$159,381,498	$75,579,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

155 East Tropicana, LLC
(A development stage company)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from Inception (June 17, 2004) through September 30,	For the Period from Inception (June 17, 2004) through September 30,
	2005	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Related-party lease income	$1,125,000	$5,064,324	$713,710	$7,214,706
Interest income	532,499	1,109,772	—	1,109,772
	1,657,499	6,174,096	713,710	8,324,478
Operating costs and expenses:
Pre-opening expenses	1,169,808	1,769,844	5,388	1,873,253
Depreciation	410,071	1,222,633	270,854	1,999,768
Total operating costs and expenses	1,579,879	2,992,477	276,242	3,873,021
Operating income	77,620	3,181,619	437,468	4,451,457
Other expenses:
Interest expense, net of capitalized interest of $172,525, $261,424, $5,346, and $284,460 for the three months ended September 30, 2005, and nine months ended September 30, 2005, period from inception (June 17, 2004) through September 30, 2004, and for the period from inception (June 17, 2004) through September 30, 2005, respectively	2,984,255	7,430,413	446,512	9,614,125
Loss on extinguishment of debt	—	2,246,526	—	2,246,526
Total other expenses	2,984,255	9,676,939	446,512	11,860,651
Net loss	$(2,906,635)	$(6,495,320)	$(9,044)	$(7,409,194)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

155 East Tropicana, LLC
(A development stage company)

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2005	For the Period from Inception (June 17, 2004) through September 30, 2004	For the Period from Inception (June 17, 2004) through September 30, 2005
	(unaudited)	(unaudited)	(unaudited)

Cash Flow From Operating Activities
Net loss	$(6,495,320)	$(9,044)	$(7,409,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,222,633	270,854	1,999,768
Amortization of debt issuance costs	846,184	100,233	1,222,057
Loss on extinguishment of debt	2,246,526	—	2,246,526
Changes in assets and liabilities:
Accounts payable	1,168,217	—	1,168,217
Receivables	(61,483)	(8,300)	(69,783)
Prepaid expenses	(900,695)	(66,762)	(957,457)
Accrued interest	5,780,100	—	5,780,100
Net cash provided by operating activities	3,806,162	286,981	3,980,234

Cash Flow From Investing Activities
Acquisition of Hôtel San Rémo – transaction costs and expenses	—	(2,466,981)	(2,466,981)
Capital expenditures	(11,801,945)	(524,663)	(12,777,794)
Restricted cash	(48,230,146)	(4,000,000)	(52,230,146)
Other assets	(86,057)	—	(186,057)
Net cash used in investing activities	(60,118,148)	(6,991,644)	(67,660,978)

Cash Flow From Financing Activities
Cash contributions from Florida Hooters LLC	—	5,133,375	5,133,375
Payment of debt financing costs	(7,803,301)	(1,804,200)	(9,607,501)
Extinguishment of debt	(48,500,000)	(43,745,708)	(92,245,708)
Loan penalties from extinguishment of debt	(1,361,750)	—	(1,361,750)
Proceeds from issuance of long-term debt	130,000,000	48,500,000	178,500,000
Due to Hôtel San Rémo	(1,251,434)	107,021	(745,292)
Net cash provided by financing activities	71,083,515	8,190,488	79,673,124

Increase in cash and cash equivalents	14,771,529	1,485,825	15,992,380
Cash and cash equivalents, beginning of period	1,220,851	—	—
Cash and cash equivalents, end of period	$15,992,380	$1,485,825	$15,992,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

155 East Tropicana, LLC
(A development stage company)

Condensed Consolidated Statement of Cash Flows (continued)

	Nine months ended September 30, 2005	For the Period from Inception (June 17, 2004) through September 30, 2004	For the Period from Inception (June 17, 2004) through September 30, 2005
	(unaudited)	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$1,126,418	$—	$2,934,257

Noncash investing and financing activities:
Contribution by Florida Hooters LLC of intangible assets pursuant to assignment agreements	$3,100,000	$1,100,000	$4,200,000

Due to Hôtel San Rémo - amount due to existing owner	$—	$1,254,292	$1,254,292

Issuance of membership interest with priority return to EW Common LLC	$—	$20,000,000	$20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

155 East Tropicana, LLC
(A development stage company)

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2005

1. Organizational and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”), was incorporated on June 17, 2004 to acquire the real property and assets of the Hôtel San Rémo in Las Vegas, Nevada, with the intention of renovating the existing facility with a “Hooters” entertainment concept and theme. The Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp., completed a $130 million Senior Secured Notes offering on March 29, 2005. The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC. The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.0 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property, and by EW Common LLC in the form of a $20.0 million deemed capital contribution.

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

The first stage involved the formation of the Company and the conveyance of all the real property and non-gaming assets owned by and associated with the Hôtel San Rémo, the leaseback of these assets to Eastern & Western pursuant to the casino and hotel lease agreements, and the contribution through assignment agreements of certain intellectual property rights to the Company by the respective members of Florida Hooters LLC. The second stage relates to the raising of financing to fund the redesign and renovation of the Hôtel San Rémo to a Hooters Casino Hotel, the refinancing of the Company’s current

155 East Tropicana, LLC
(A development stage company)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1. Organizational and Basis of Presentation (continued)

debt structure and other working capital requirements, which occurred on March 29, 2005. The final stage involved the Company’s securing of all licenses necessary to conduct gaming at the hotel casino and the subsequent termination of the hotel and casino leases.   In October 2005, the Company secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel and casino.  The hotel and casino leases were terminated on October 31, 2005.

Pursuant to the joint venture agreement, Florida Hooters LLC and EW Common LLC entered into an operating agreement. Under the terms of the operating agreement, Florida Hooters LLC has the right to appoint six managers and EW Common LLC has the right to appoint three managers to a management board. Certain transactions, including key operational matters, the sale of all or substantially all of the Company’s assets, a merger or consolidation and various governance matters require the unanimous approval of the management board.

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods included herein. The 2005 interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full 2005 fiscal year.

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

2. Acquisition

In August 2004, the Company agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $72.5 million including transaction costs and expenses.  Initially, the Company acquired $67.5 million of the real property and non-gaming assets and agreed that the remaining $5.0 million in assets would be transferred to the Company upon obtaining the gaming and

155 East Tropicana, LLC
(A development stage company)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Acquisition (continued)

liquor licenses necessary to take over operations of the hotel and casino.  In October 2005, the Company secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel and casino.  The hotel and casino leases were terminated on October 31, 2005.  The acquisition was funded by the Company through a term loan totaling $48.5 million which was used to extinguish the Hôtel San Rémo’s existing indebtedness of $43.7 million, a commitment to pay the former owner of Hôtel San Rémo $1.3 million and the issuance to EW Common LLC of a 33 1/3% membership interest with priority return valued at $20.0 million.

The acquisition of the Hôtel San Rémo has been accounted for as a purchase. The following table sets forth the determination of the purchase price (in thousands):

Membership interest with priority return	$20,000
Cash paid to former owner of Hôtel San Rémo	1,254
Payoff of Hôtel San Rémo debt	43,746
Transaction costs and expenses	2,467
$67,467

The preliminary allocation of the purchase price to the underlying Hôtel San Rémo assets acquired is as follows (in thousands):

Land	$26,760
Buildings and improvements	39,760
Furniture, fixtures and equipment	947
$67,467

Management has developed the preliminary purchase price allocation based on comparable land sales, discounted cash flow analysis and other available information.  The Company retained a third-party appraiser to value the assets acquired to assist in finalizing the purchase price allocation.  The purchase price will be increased by $5.0 million at November 1, 2005 at the termination of the hotel and casino leases, at which time the remaining assets are transferred to the Company by Hôtel San Rémo.  The purchase price will also be adjusted to reflect the purchase of net working capital from Hôtel San Rémo at November 1, 2005.

3. Intangible Assets

The Company has entered into an assignment agreement with Florida Hooters LLC, which grants the Company the right to use certain intellectual property in connection with the operations of the Hooters Casino Hotel.  The intellectual property consists of (i) an exclusive license for the Hooters trademark and logo insignia in connection with gaming, casino or combined hotel, gaming and casino operations, (ii) a non-exclusive license to use the Hooters restaurant concept, (iii) an exclusive license to operate and promote restaurants, taverns, lounges and “Dan Marino’s Fine Food & Spirits” and “Martini Bar” and (iv) a non-exclusive, royalty-free license to use the Pete & Shorty’s mark at a restaurant, bar and lounge, in

155 East Tropicana, LLC
(A development stage company)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3. Intangible Assets (continued)

each case solely for the purposes of a Hooters Casino Hotel located at the Hôtel San Rémo property.  The Hooters restaurant concept is the exclusive property of Hooters of America, Inc., an unrelated party.  These intangible assets were preliminarily valued at $1.1 million by management and have subsequently been valued at $4.2 million by a third party appraisal firm.  Management believes the intellectual property acquired through the assignment agreements to be indefinite life intangibles.

4. Long-term Debt

Notes Offering

On March 29, 2005, the Company issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, in a private placement. On August 5, 2005, the Company successfully exchanged all of the private placement notes for new notes (“Notes”). The Notes have substantially identical terms as the original notes, except that the new notes have been registered under the Securities Act of 1933 and will be freely tradable. Interest payments on the Notes are due semi annually, on each April 1 and October 1.  The first payment was made on October 1, 2005. The Notes are secured by all of the Company’s and, to the extent in existence, subsidiary guarantors’  1)  existing and future assets  (other that certain excluded existing and future assets), 2) the Company’s equity interest in any guarantors and 3) existing renovation disbursement and interest reserve accounts as described below. The Notes are redeemable at the option of the Company on or after April 1, 2009. The indenture governing the Notes requires the Company to establish a renovation disbursement account in the amount of $50.8 million and interest reserve account in the amount of $11.2 million. The indenture also contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets. The Company used the proceeds from the Notes offering to refinance existing indebtedness and will (together with cash from operations and proceeds from equipment financing), renovate the hotel casino and provide working capital.

New Senior Secured Credit Facility

The Company entered into a new $15.0 million senior secured credit facility concurrently with the offering of the Notes. The new senior credit facility is secured by a four-year revolving credit facility of up to the lesser of $15.0 million or three times trailing twelve month EBITDA through September 30, 2006 and two times thereafter; provided that the multiple of EBITDA requirement will not apply if outstanding borrowings are less than $7.5 million. EBITDA is defined for any fiscal period as the Company’s consolidated net income (or loss), minus extraordinary gains (as defined) and interest income, plus interest expense, income taxes and depreciation and amortization for such period, and subject to other adjustments as defined in the credit facility agreement.

155 East Tropicana, LLC
(A development stage company)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4. Long-term Debt (continued)

At the Company’s option, the interest rate will be either the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum. All the obligations under the new senior secured credit facility are secured by first priority liens on and security interest in all of the Company’s and guarantor’s existing and future properties and assets. The lien on the collateral that secures the Notes are contractually subordinated to the liens securing the principal amount of borrowings under the senior secured credit facility of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses). The senior secured credit facility required the Company to pay a closing fee of $225,000, and unused commitment fees of 0.50% per annum on any unused portion of the new senior secured credit facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary  date.  The  new  senior  secured  credit  facility  also  contains  customary  financial covenants and other events of default. The Company had no borrowings outstanding under this credit facility at September 30, 2005 or December 31, 2004.

Intercreditor Agreement

Concurrently with the closing of the Notes offering and new senior secured credit facility, the Company entered into an intercreditor agreement, which defines the rights of the lenders under the new senior secured credit facility in relation to the rights of the trustee and the holders of the Notes with respect to the collateral securing the Notes. The intercreditor agreement, among other things, provides that the liens securing the Notes and any guarantees thereof are contractually subordinated (other than the security interests in the renovation disbursement account, which will be senior, and interest reserve account, which will not secure the new senior secured credit facility) to the liens securing the principal amount of indebtedness of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the proposed new senior secured credit facility. The trustee’s ability to exercise rights and remedies in respect of the collateral are also subject to the terms of the intercreditor agreement.

5. Lease Agreements

The Company, as lessor, entered into a casino lease and hotel lease with Eastern & Western covering the real property and non-gaming assets of the Hôtel San Rémo acquired by the Company.  These leases were subsequently terminated on October 31, 2005 and the operations of the hotel and casino were assumed by the Company.

Casino Lease

Prior to its termination at October 31, 2005, the casino lease covered those portions of the Hôtel San Rémo containing the showroom, gaming and liquor servicing areas, the casino floor where gaming activities occurred, surveillance areas, count rooms, the cashier’s cage and other areas ancillary to the casino footprint.

155 East Tropicana, LLC
(A development stage company)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5. Lease Agreements (continued)

Minimum monthly base-rent payments of $125,000 were due from August 3, 2004 until the termination of the lease on October 31, 2005.

Under the provisions of the casino lease, Eastern & Western was allowed to deposit $30,000 into a “Capital Reserve Account” each month for capital improvements to the casino such as the purchase of gaming devices. The casino lease also provided for Eastern & Western to fund $120,000 each month to a “Change in Control Reserve” and $55,000 to establish an “Expense Reserve” to be used for the payment of legal, accounting, and professional fees and other general business expenses including licensing renewal costs. Eastern & Western was required to fund any excess cash flow remaining after payment of rent and funding of the reserves into a restricted cash account to be used to secure Eastern & Western’s guarantee of the Company’s existing borrowings.  As of September 30, 2005, there were no excess cash flows required to be funded into any of these reserve accounts.

Hotel Lease

The hotel lease between Eastern & Western and the Company covered those portions of the Hôtel San Rémo containing all non-casino areas, including the hotel.  The hotel lease was terminated on October 31, 2005.

Minimum lease payments due under the Hotel Lease consist of a minimum rent and a percentage rent. The minimum rent is $250,000 per month. The percentage rent is equal to 100% of all revenues received from the operations of the hotel, less actual operational expenses (including minimum rent) and working capital reserves which are determined and agreed upon monthly between the Company and Eastern & Western. No working capital reserves were agreed to for the lease period from August 3, 2004 to September 30, 2005. While the minimum rent is paid on a monthly basis, the percentage rent must be paid to the Company in arrears on the first day of each calendar quarter. There was no percentage rental income earned for the quarter ending September 30, 2005.  Percentage rental income earned for the nine months ending September 30, 2005 was $1,689,324 and for the period from inception (June 17, 2004) through September 30, 2005 percentage rental income was $2,000,996. There were no rent receivables at September 30, 2005 or December 31, 2004.

6. Commitments and Contingencies

Construction Contracts

The Company has entered into design and construction contracts related to the renovation totaling $39.0 million at September 30, 2005.

155 East Tropicana, LLC
(A development stage company)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6. Commitments and Contingencies (continued)

Other Contracts

The Company has entered into equipment and other operational contracts totaling $8.5 million at September 30, 2005.

Litigation

The Company is not involved in any material litigation at September 30, 2005 that in the opinion of management would have a material impact on the Company’s financial position, cash flows, or results of operations.

Hôtel San Rémo Casino and Resort
(Division of S.I. Enterprises, Inc.)

Condensed Combined Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,346,854	$4,470,919
Accounts receivable, net of allowance for doubtful accounts of $134,500 in 2005 and $146,845 in 2004	1,273,922	1,161,510
Due from 155 East Tropicana, LLC	509,000	1,760,434
Inventories	193,298	274,957
Prepaid expenses	478,571	681,698
Deferred tax assets	13,746	13,746
Total current assets	5,815,391	8,363,264
Property and equipment:
Furniture, fixtures and equipment	7,140,345	7,140,345
Construction in progress	—	15,699
	7,140,345	7,156,044
Less accumulated depreciation	(5,987,180)	(5,705,503)
Net property and equipment	1,153,165	1,450,541
Deferred tax asset	2,294,404	2,401,372
Other assets	302,088	81,547
Total assets	$9,565,048	$12,296,724

Liabilities and Division Equity
Current liabilities:
Accounts payable	$1,365,034	$1,610,160
Accrued expenses	1,590,846	1,827,381
Income taxes payable to S.I. Enterprises, Inc.	1,150,763	1,150,763
Current portion of long-term debt	34,181	235,905
Total current liabilities	4,140,824	4,824,209

Commitments and contingencies

Division equity	5,424,224	7,472,515
Total liabilities and division equity	$9,565,048	$12,296,724

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

Condensed Combined Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Operating revenues:
Casino	$2,461,045	$3,130,042	$8,675,069	$9,630,421
Food and beverage	1,476,440	1,931,640	5,112,109	6,060,433
Hotel and other	2,826,326	3,326,354	11,277,080	11,186,371
	6,763,811	8,388,036	25,064,258	26,877,225
Less promotional allowances	(477,089)	(543,485)	(1,588,815)	(1,690,224)
Net operating revenues	6,286,722	7,844,551	23,475,443	25,187,001
Operating expenses:
Casino	1,620,781	1,698,911	5,044,035	5,155,495
Food and beverage	1,462,516	1,571,659	4,604,495	4,809,542
Hotel and other	1,034,798	1,105,043	3,232,981	3,339,410
General and administrative	1,770,277	1,964,558	5,803,855	5,354,533
Depreciation expense	93,749	240,589	281,677	1,325,839
Related party lease expense	1,125,000	713,710	5,064,324	713,710
Restructuring costs	—	44,755	—	1,026,042
Total operating expenses	7,107,121	7,339,225	24,031,367	21,724,571
Operating (loss) income	(820,399)	505,326	(555,924)	3,462,430
Other income (expense):
Interest income	106,466	227,939	312,831	362,425
Interest expense	(1,555)	(22,442)	(6,489)	(1,474,114)
Foreign currency translation	—	375,736	—	660,184
Loss on sale of asset	—	—	—	(1,842)
Other income (expense), net	104,911	581,233	306,342	(453,347)
(Loss) income before income taxes	(715,488)	1,086,559	(249,582)	3,009,083
(Benefit) provision for income taxes	(348,371)	338,029	(108,968)	936,126
Net (loss) income	$(367,117)	$748,530	$(140,614)	$2,072,957

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

Condensed Combined Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash Flow From Operating Activities
Net (loss) income	$(140,614)	$2,072,957
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	281,677	1,325,839
Deferred income tax	106,968	—
Foreign currency translation	—	(660,184)
Change in operating assets and liabilities:
Accounts receivable	(100,067)	(638,780)
Provision for doubtful accounts	(12,345)	(10,928)
Inventories	81,659	(7,993)
Prepaid expenses	203,127	(345,538)
Accounts payable	245,126	471,199
Accrued expenses	(236,535)	530,452
Income taxes payable to S.I. Enterprises, Inc.	—	936,126

Net cash (used in) provided by operating activities	(61,256)	3,673,150

Cash Flow From Investing Activities
Capital expenditures	15,699	(669,915)
Other assets	(220,541)	35,000

Net cash used in investing activities	(204,842)	(634,915)

Cash Flow From Financing Activities
Due from 155 East Tropicana, LLC	1,251,434	(1,279,756)
Principal payments on long-term debt	(201,724)	(736,881)
Advances (to) from affiliates, net	(1,907,677)	589,751
Net cash used in financing activities	(857,967)	(1,426,886)

(Decrease) increase in cash and cash equivalents	(1,124,065)	1,611,349
Cash and cash equivalents, beginning of period	4,470,919	2,703,229
Cash and cash equivalents, end of period	$3,346,854	$4,314,578

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

Condensed Combined Statements of Cash Flows (continued)
(unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$6,489	$1,474,114

Non-cash investing and financing activities
Assets acquired under capital leases	$—	$221,709

Transfer of real property and non-gaming assets to EW Common LLC	$—	$(25,956,004)

Transfer of long-term debt to EW Common LLC	$—	$43,745,708

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Hôtel San Rémo Casino and Resort

(A Division of S.I. Enterprises, Inc.)

Notes to Condensed Combined Financial Statements (unaudited)

September 30, 2005

1. Organizational and Basis of Presentation

The accompanying condensed combined financial statements present the operations of Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), a division of S.I. Enterprises, Inc. (the “Parent Company”), a Nevada Corporation, which is located in Las Vegas, Nevada. Hôtel San Rémo commenced gaming operations on February 16, 1990. The accompanying condensed combined financial statements represent the assets, liabilities and operations of the hotel and gaming facilities and include certain accounts of Eastern & Western Hotel Corporation (“Eastern & Western”) and I&P Corporation, Colorado (“I&P”), both Nevada corporations. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by Hôtel San Rémo. I&P owned the real property and non-gaming assets of Hôtel San Rémo until August 3, 2004 at which time they were acquired by 155 East Tropicana, LLC (see Note 2) and then leased back to Hôtel San Rémo pursuant to the casino lease and hotel lease arrangements (see Note 3).

On July 28, 2004, I&P was merged with and into Eastern & Western, with Eastern & Western assuming all assets and liabilities of I&P including the real property and non-gaming assets of Hôtel San Rémo.

All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

The accompanying condensed combined financial statements have been prepared by Hôtel San Rémo, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed combined financial statements contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Hôtel San Rémo’s financial position, results of operations and cash flows for the interim periods included herein. The 2005 interim results reflected in these combined financial statements are not necessarily indicative of results to be expected for the full 2005 fiscal year.

The accompanying condensed combined financial statements should be read in conjunction with the December 31, 2004 financial statements and notes thereto included in the Registration Statement on Form S-4/A of 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. filed with the SEC on June 16, 2005.

2. Acquisition by 155 East Tropicana, LLC.

In August 2004, the 155 East Tropicana, LLC (“155”) agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $72.5 million including transaction costs and expenses. 155 is a joint venture between Florida Hooters LLC and EW Common LLC.  EW Common LLC was formed to hold Eastern & Western’s membership interest in 155.  EW Common LLC is owned 90% by Eastern & Western and 10% by Michael J. Hessling, the executive vice president and chief operating officer of Hôtel San Rémo. Initially, 155 acquired $67.5 million of the real property and non-gaming  assets and agreed  that  the  remaining  $5.0  million  in  assets would be transferred to 155 upon

Hôtel San Rémo Casino and Resort

(A Division of S.I. Enterprises, Inc.)

Notes to Condensed Combined Financial Statements (unaudited) (continued)

2. Acquisition by 155 East Tropicana, LLC. (continued)

obtaining the gaming and liquor licenses necessary to take over operations of the hotel and casino.  In October 2005, 155 secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel and casino.  The casino and hotel leases were terminated on October 31, 2005.   Immediately prior to the acquisition, the real property and non-gaming assets of Hôtel San Rémo with a net book value of $25,956,004 and long-term debt of $43,745,708 were transferred to EW Common LLC. Because EW Common LLC and Hôtel San Rémo are entities under common control, these transfers were reflected as division equity transactions.

The acquisition was funded by 155 through a term loan totaling $48.5 million which was used to extinguish the Hôtel San Rémo’s existing indebtedness of $43.7 million, a commitment to pay the former owner of Hôtel San Rémo $1.3 million and the issuance to EW Common LLC of a 33 1/3% membership interest with priority return valued at $20.0 million.

On March 29, 2005, 155 successfully completed the issuance of $130 million in principal amount 8¾%, Senior Secured Notes due 2012 (the “Notes”). Proceeds from the Notes offering will be used principally to renovate the Hôtel San Rémo into the Hooters Casino Hotel.

3. Casino and Hotel Leases

In connection with the acquisition of Hôtel San Rémo’s real property and non-gaming assets by 155, Eastern & Western, as lessee, entered into lease agreements with 155 to lease back the casino and hotel property previously owned by Hôtel San Rémo. Upon the receipt of gaming and liquor licensing by 155, these leases were terminated on October 31, 2005 and the operations of the hotel and casino were assumed by 155.

The casino lease between Eastern & Western and 155 covered those portions of the Hôtel San Rémo containing the showroom, gaming and liquor servicing areas, and the casino ancillary to the casino footprint.

Monthly base rent payments of $125,000 were due from August 3, 2004 until termination at October 31, 2005. Upon certain defined events and, to the extent that Hôtel San Rémo had available cash flow from casino operations, Eastern & Western was to set aside reserves to cover $30,000, $120,000, and $55,000 each month to cover capital improvements, change in control payments, and licensing expenses, respectively.  To the extent that these reserves were not used, they were to be paid to Eastern & Western at the termination of the lease.

Hôtel San Rémo Casino and Resort

(A Division of S.I. Enterprises, Inc.)

Notes to Condensed Combined Financial Statements (unaudited) (continued)

3. Casino and Hotel Leases (continued)

Hotel Lease

The hotel lease between Eastern & Western and 155 covered those portions of the Hôtel San Rémo containing all non-casino areas including the hotel.

Minimum lease payments due under the hotel lease consist of a minimum rent and a percentage rent. The minimum rent was $250,000 per month. The percentage rent was equal to 100% of all revenues received from the operation of the hotel, less actual operational expenses (including minimum rent) and working capital reserves which were determined and agreed upon monthly by 155 and Eastern & Western. No capital reserves were agreed to for the period from August 3, 2004 to September 30, 2005. While the minimum rent was paid on a monthly basis, the percentage rent was paid in arrears to 155 on the first day of each calendar quarter. There was no percentage rental expense incurred for the three month period ended September 30, 2005.  Percentage rental expense incurred for the nine month period ended September 30, 2005 totaled $1,689,324. Total rental expense was $1,125,000 and $5,064,324 during the quarter and nine months ended September 30, 2005, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the audited financial statements and related notes included in our Registration Statement on Form S-4/A filed with the SEC on June 16, 2005.

155 East Tropicana, LLC (Owner of Hotel Casino)

Overview

155 East Tropicana, LLC (the “Company”) was formed on June 17, 2004 to acquire the Hôtel San Rémo from Eastern & Western Hotel Corporation (“Eastern & Western”). Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

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

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel. Pursuant to the Hooters license assignment, we are required to pay the owner of the Hooters trademark, Hooters of America, Inc., a royalty fee. The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America, Inc. in 2001.

As a result, Hooters of America, Inc. is the trademark owner of the Hooters brand and the operator and franchisor of approximately 380 Hooters restaurants. We are not affiliated with Hooters of America, Inc.

During the nine months ended September 30, 2005, the Hôtel San Rémo was leased to Eastern & Western as the licensed operator under two lease agreements for the hotel and the casino operations.  In October 2005, we received the gaming and liquor licenses necessary to operate the hotel casino.  On November 1, 2005, the operations of the hotel casino were assumed by the Company as the casino and hotel leases with Hôtel San Rémo were terminated on October 31, 2005.

In August 2004, the Company agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $72.5 million including transaction costs and expenses.  Initially, the Company acquired $67.5 million of the real property and non-gaming assets and agreed that the remaining $5.0 million in assets would be transferred to the Company upon obtaining the gaming and liquor licenses necessary to take over operations of the hotel and casino.  In connection with the initial acquisition, we refinanced $43.7 million of Eastern & Western’s existing indebtedness, incurred additional expenses and obligations of $4.8 million, and issued to Eastern & Western $20.0 million of preferred membership interest representing one-third of our common membership interests. EW Common LLC was formed to hold Eastern & Western’s membership interests in us. Concurrently, we issued to Florida Hooters LLC two-thirds of our common membership interests in exchange for $5.0 million cash and the assignment of certain rights with respect to trademarks and licenses valued at $4.2 million, based on an appraisal from a third-party appraiser.

As of September 30, 2005, we conducted no business or operations other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012 (the “Notes”), in a private placement.  The Notes were subsequently exchanged with the notes registered with the Securities and Exchange Commission.  Interest payments on the Notes are due semi-annually, on each April 1 and October 1. The Company used the proceeds from the Notes offering to refinance existing indebtedness and is using the remaining proceeds (together with cash from operations and proceeds from equipment financing), to renovate the hotel casino and to provide working capital. The indenture governing the Notes required the Company to establish a renovation disbursement account in the amount of $50.8 million and interest reserve account in the amount of $11.2 million.  These accounts are presented on the Company’s balance sheet as restricted cash.  On October 1, 2005, the first semi-annual payment was made, using funds from the interest reserve account.

In connection with the offering of the Notes, the Company formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the Notes offering as a co-issuer of the Notes.

The Company also entered into a $15.0 million senior secured credit facility concurrently with the offering of the Notes. The Company has not drawn on this line of credit during the first nine months of 2005.

From inception (June 17, 2004) through September 30, 2005, the Company is a development stage company.

Results of Operations — Comparison of Quarter ended September 30, 2005 with the Period from Inception (June 17, 2004) through September 30, 2004

Rental Income — During the third quarter of 2005, we leased the hotel and casino to Eastern & Western under two separate lease agreements. Pursuant to the casino lease arrangement, the casino, showroom, liquor servicing areas and other casino related areas are leased for $125,000 per month. Rental income of $375,000 was received under the casino lease for the quarter ended September 30, 2005 compared to $237,903 for the period from inception (June 17, 2004) through September 30, 2004. The casino lease did not begin until August 3, 2004.  Pursuant to the lease for the hotel, restaurants and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement. Rental income of $750,000 was earned under the hotel lease for the quarter ended September 30, 2005 as compared to $475,807 for the period from inception (June 17, 2004) through September 30, 2004.  Again, the hotel lease was not in effect until August 3, 2004.

In October 2005, we received the gaming and liquor licenses necessary to operate the hotel casino.  On November 1, 2005, the operations of the hotel casino were assumed by the Company and the leases with Hôtel San Rémo were terminated on October 31, 2005. As a result, we will cease to receive the rental income under the lease agreements and we will receive any cash flows only from the operations of the casino hotel.

Interest Income — On March 29, 2005, the Company issued the Notes in a private placement. Interest income of $0.5 million was earned for the three months ended September 30, 2005, largely on the invested net proceeds of the Notes.   No interest income was earned during the period from inception (June 17, 2004) through September 30, 2004.

Pre-Opening Expenses — For the quarter ended September 30, 2005, pre-opening expense of $1.2 million consist of salaries and wages, legal, professional, general and other general administrative expenses.  For the period from inception (June 17, 2004) through September 30, 2004, pre-opening expenses of $5,388 consist of professional expenses.

Interest Expense — For the quarter ended September 30, 2005, interest expense on the $130.0 million in Notes was $3.0 million, which included amortization of loan fees of $0.3 million.  For the period from inception (June 17, 2004) through September 30, 2004, interest expense was $0.4 million, which included amortization of loan fees of $0.2 million.

Income Taxes — We are a limited-liability company and are treated as a partnership for federal income tax purposes. Accordingly, we have not recorded any provision for federal income taxes in our financial statements because the taxable income or loss for the Company will be included in the income tax returns of the members.

Depreciation Expense — The Hôtel San Rémo acquisition price was allocated between land ($26.8 million), building ($39.8 million), and equipment ($0.9 million). Depreciation expense of $0.4 million was incurred for the third quarter of 2005 and $0.3 million for the period from inception (June 17, 2004) through September 30, 2004, relating to the building and equipment owned by the Company.

Comparison of Nine Months Ended September 30, 2005 with the Period from Inception (June 17, 2004) through September 30, 2004

Rental Income — Pursuant to the terms of the casino and hotel lease arrangements described previously, rental income of $5.1 million was earned under the leases during the nine months ending September 30, 2005, as compared to $0.7 million for the period from inception (June 17, 2004) through September 30, 2004.  The hotel and casino leases were not in place until August 3, 2004, so the $0.7 million rental income in 2004 is for a period of less than two months.

We obtained liquor and gaming licenses in October of 2005 which allowed us to take over operations of the existing Hôtel San Rémo on November 1, 2005, which will be, upon completion of the remodeling, the Hooters Casino Hotel. The two lease agreements for the hotel and casino terminated on October 31, 2005. As a result, we will cease to receive the rental income under the lease agreements for periods after October 31, 2005 and we will receive any cash flows only from the operations of the casino hotel.

Interest Income — On March 29, 2005, the Company issued the Notes, in a private placement. Interest income of $1.1 million was earned for the nine months ended September 30, 2005, largely on the invested net proceeds of the Notes.  There was no interest income during the period from inception (June 17, 2004) through September 30, 2004.

Pre-Opening Expenses — During the nine months ended September 30, 2005, pre-opening expenses of $1.8 million consist of salaries and wages, legal, professional, general and other administrative expenses.  For the period from inception (June 17, 2004) through September 30, 2004, pre-opening expenses of $5,388 consist of professional fees.

Interest Expense — In connection with the acquisition of the Hôtel San Rémo, we incurred debt of $48.5 million. Interest expense (net of interest capitalized) on this loan was $1.3 million for the period from January 1, 2005 through the date that the loan was paid-off on March 29, 2005, which includes $0.2 million for the amortization of loan fees. For the nine months ended September 30, 2005, interest expense on the $130.0 million in Notes was $6.1 million, which included amortization of loan fees of $0.6 million.  For the period from inception (June 17, 2004) through September 30, 2004, interest expense was $0.4 million, which included $0.2 million for the amortization of loan fees. This interest expense related to the $48.5 million dollar loan incurred at August 3, 2004 in connection with the acquisition of the Hôtel San Rémo.

Income Taxes — We are a limited-liability company and are treated as a partnership for federal income tax purposes. Accordingly, we have not recorded any provision for federal income taxes in our financial statements because the taxable income or loss for the Company will be included in the income tax returns of the members.

Depreciation Expense — Depreciation expense of $1.2 million was incurred for the first nine months of 2005 and $0.3 million was incurred for the period from inception (June 17, 2004) through September 30, 2004.  All depreciation related to the building and equipment owned by the Company.

Results of Operations — For the Period from Inception (June 17, 2004) through September 30, 2005

Rental Income — Pursuant to the terms of the casino and hotel lease arrangements described previously, rental income of $7.2 million was earned under the leases from the period from inception (June 17, 2004) through September 30, 2005.

Interest Income — Interest income of $1.1 million was earned on the net proceeds from the Notes and other cash investments.

Pre-Opening Expenses — Pre-opening expense of $1.9 million consists of salaries and wages, legal, professional and other general administrative expenses.

Depreciation Expense — Depreciation expense of $2.0 million was incurred for the period from Inception (June 17, 2004) through September 30, 2005 relating to the building and equipment owned by the Company.

Interest Expense — Interest expense under our old bank debt (net of interest capitalized) was $3.5 million for the period from inception (June 17, 2004) through March 29, 2005, which includes $0.6 million for the amortization of loan fees. Interest expense on the $130.0 million Notes was $6.1 million, which included amortization of loan fees of $0.6 million.

Liquidity and Capital Resources

The members of 155 East Tropicana, LLC contributed $5.0 million to the Company in initial capital contributions during the period from inception (June 17, 2004) through September 30, 2005. $4.0 million of this capital contribution was set aside in a restricted account and used as collateral for the $48.5 million loan obtained by the Company to purchase the Hôtel San Rémo and to pay expenses involved with the purchase. The Company also issued $20.0 million in membership interests with priority returns to Eastern & Western Hotel Corporation representing a one-third common interest as part of the acquisition of the real property and non-gaming assets of Hôtel San Rémo.

During the first nine months of 2005, the most significant events affecting our liquidity and capital resources were cash flows generated from financing activities of $71.1 million consisting of the successful completion of the Notes offering, whose proceeds were used to payoff existing indebtedness of $51.1 million, make a $1.3 million payment to the former owner of the Hôtel San Rémo and pay $7.8 million in debt financing costs.

The following schedule summarizes our completed and projected use of the proceeds from the Notes offering (in millions):

Payoff of existing debt	$51.1
Renovations	46.5
Interest reserve	11.2
Fees and expenses	6.6
Gaming equipment	1.2
Working capital, pre-opening, and general corporate purposes	13.4
Total	$130.0

For the nine months ended September 30, 2005, $60.1 million of cash was used in investing activities, consisting of an increase to restricted funds of $48.2 million, and capital expenditures and other assets of $11.9 million. Upon repayment of the existing indebtedness on March 29, 2005, $4.0 million in restricted funds were released. At September 30, 2005, $52.2 million of the proceeds from the Notes offering are held as restricted cash.

During the first nine months of 2005, the Company expended $11.8 million of its cash in renovation activities largely for architectural, design fees, equipment, and building construction. The renovation project which will convert the Hôtel San Rémo into the Hooters Casino Hotel is expected to be completed in the first quarter of 2006.

The Notes indenture contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

The Company entered into a $15.0 million senior secured credit facility concurrently with the offering of the Notes. The senior credit facility is a four year revolving credit facility of up to the lesser of $15.0 million or three times trailing twelve month EBITDA through September 30, 2006 and two times thereafter; provided that the multiple of EBITDA requirement will not apply if the borrowings are less than $7.5 million. EBITDA is defined in the senior credit facility and allows for the exclusion of certain expenditures. The Company does not have any borrowings outstanding on this credit facility at September 30, 2005.

All of the obligations under the new senior secured credit facility are secured by first priority liens on and security interests in all of the Company’s properties and assets. The lien on the collateral that secures the Notes are contractually subordinated (other than the security interests in the renovation disbursement account, which is senior and interest reserve accounts, which will not secure the senior secured credit facility) to the liens securing the principal amount of potential borrowings of up $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the senior secured credit facility. The senior secured credit facility requires the Company to pay a fee of 0.50% per annum on any unused portion of the senior secured credit facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary date. The senior secured credit facility also contains customary financial covenants and other covenants and events of default. The senior credit facility can be used for additional working capital or capital expenditures, at the Company’s discretion. Currently, the Company meets the requirements necessary to borrow the full $15.0 million.

In addition to the Notes and the senior secured credit facility, we intend to enter into furniture, fixtures and equipment financing of $5.9 million during the year ending December 31, 2005.

The Company generated net cash flow from operations of $3.8 million for the nine months ended September 30, 2005, principally from rental income under the casino and hotel leases.

It is anticipated that existing operations at Hôtel San Rémo will continue throughout the renovation period, including very limited operations during a training period of approximately thirty days prior to the grand opening of Hooters Casino Hotel in the first quarter of 2006.

We believe that we have additional flexibility to cover contingencies that may arise during the renovation period through the use of our cash and cash equivalents (which were $16.0 million at September 30, 2005), the interest reserve account which covers the first two interest payments on the Notes (the first of which was paid on October 1, 2005 in the amount of $5.75 million and the second payment, which will be due April 1, 2006, and is estimated to be $5.69 million), our rental income from Eastern & Western (through October 31, 2005), and our ability to draw against our new $15.0 million senior secured credit facility.

We believe the cash from operations, current cash and the available borrowings under the senior secured credit facility will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations in the immediate future. However, we cannot predict with certainty the duration of the renovation and shutdown periods due to the many variables involved in the renovation process. No assurances can be given that the renovation project will be completed as scheduled. Additionally, we cannot assure you that our sources of financing will be sufficient to cover all contingencies which may arise in the renovation project or meet our other capital and liquidity requirements or that additional financing, if required, will be available, or, if available, will be on terms favorable to us.

Hôtel San Rémo (Predecessor)

Overview

The Hôtel San Rémo commenced gaming operations on February 16, 1990. The condensed combined financial statements represent the assets, liabilities and operations of the hotel and gaming facilities and include only certain accounts of Eastern & Western and I&P Corporation, Colorado (which has merged into Eastern & Western). Members of the Izumi family are 100% owners of S.I. Enterprises, Inc. which owns 100% of Eastern & Western. The principal business of Eastern & Western is the ownership and operation of hotels.

For the quarter ended September 30, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by the Hôtel San Rémo. Under a casino lease and a hotel lease, Eastern & Western, through the Hôtel San Rémo, operated the hotel casino property through October 31, 2005.  On November 1, 2005, the operations of the hotel casino were assumed by the Company and the leases with the Hôtel San Rémo were terminated.

Results of Operations

The Hôtel San Rémo generates hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property. In the nine months ending September 30, 2005, approximately 34.6% of the gross revenue was derived from the casino, 45.0% from hotel rooms and 20.4% from food and beverage.

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

Casino revenues vary from time to time due to general economic conditions, table game hold, slot hold, and occupancy percentages at the Hôtel San Rémo and other hotels in Las Vegas. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. Casino revenues, room revenues, food and beverage revenues, and other revenues vary due to general economic conditions and competition. During the first nine months of 2005, Las Vegas has continued to experience an upward trend in total visitation, as well as gaming win, hotel occupancy and hotel daily average room rates. We believe the Hôtel San Rémo has benefited from these trends; however, we further believe construction activity at the hotel casino during the nine months ended September 30, 2005 has disrupted our operations and has caused decreases in most of our revenue centers.

The following table summarizes our results of operations (in thousands):

	Nine months	Nine months
	Ended September 30, 2005	Ended September 30, 2004	% Change 2005-2004

Casino revenues	$8,675	$9,630	-9.9%
Casino expenses	5,044	5,156	-2.2%
Profit margin	41.9%	46.5%

Food and beverage revenues	$5,112	$6,060	-15.6%
Food and beverage expenses	4,605	4,810	-4.3%
Profit margin	9.9%	20.6%

Hotel and other revenues	$11,277	$11,186	0.8%
Hotel and other expenses	3,233	3,340	-3.2%
Profit margin	71.3%	70.1%

Promotional allowances	$1,589	$1,690	-6.0%
Percent of gross revenues	6.3%	6.3%

General and administrative expenses	$5,804	$5,355	8.4%
Percent of net revenues	24.7%	21.3%

The following discussion presents an analysis of Hôtel San Rémo’s results of operations for the three months ended and nine months ended September 30, 2005 and 2004, respectively.

Comparison of Quarter ended September 30, 2005 with Quarter ended September 30, 2004

The Hôtel San Rémo recorded a loss before income taxes of $0.7 million for the quarter ended September 30, 2005 compared with income before income taxes of $1.1 million for the quarter ended September 30, 2004. The decrease in income before taxes was due to a decline in net operating revenue of $1.6 million, which was only partially offset by a decrease of $0.2 million in operating expenses.  In addition, Hôtel San Rémo generated $0.4 million income from foreign currency translation during the quarter ended September 30, 2004 related to its bank loans denominated in Japanese Yen. The decline in revenues was the result of a general decline in business due to construction disruption.  During the third quarter of 2005, approximately 300 rooms were out of service for remodeling; the Paparazzi restaurant was closed on June 28, 2005; the Saizen restaurant was closed on September 5, 2005; and approximately 230 slot machines were progressively removed from the casino floor during the quarter.

Casino — Casino revenues totaled $2.5 million for the quarter ended September 30, 2005, compared to $3.1 million for the quarter ended September 30, 2004, a decrease of $0.6 million or 21.4%. Table games revenue was down by $49,000 in the third quarter 2005 as a result of a table game drop decline of $0.7 million or 15.0% offset by an increase to 20.0% in the table game hold percentage from 18.1% in the prior year quarter. Slot revenue of $1.7 million for the third quarter of 2005 was down by $0.6 million or 27.3% as compared with the same quarter in the prior year. The decline in casino revenue is attributable to construction disruption. During the quarter, approximately one-half of the casino floor was closed because of remodeling of the casino floor.

The operating margin for the casino decreased from 45.7% of casino revenue during the quarter ended September 30, 2004 to 34.1% in 2005.

Food and Beverage — Food and beverage revenue was $1.5 million for the quarter ended September 30, 2005 as compared to $1.9 million for 2004, a decrease of 23.6%. Food revenue decreased by $0.5 million or 31.9% for the quarter ended September 30, 2005. This decrease was a result of covers in the restaurants declining by 51,000, or 35.1%, largely due to a significant decrease in covers for the Coffee Shop during construction.  This decline in covers was combined with a $0.77 decrease in average guest check.  The decline in average guest check was largely due to the closure of the high-end steak house, Paparazzi, on June 28, 2005 and the Japanese restaurant, Saizen, on September 5, 2005, where checks averaged $25.52 and $23.50, respectively. Gross beverage revenue (which includes complimentary beverages) increased by $5,300 or 1.1%, largely in the category of complimentary beverages served on the casino floor.

The profit margin for the food and beverage departments declined to 0.9% for the quarter ended September 30, 2005 as compared to a margin of 18.6% for the quarter ended September 30, 2004.

Hotel and Other — Hotel and other revenue decreased by $0.5 million, or 15.0%, to $2.8 million for the quarter ended September 30, 2005 as compared to $3.3 million for the quarter ended September 30, 2004. The occupancy rate decreased to 79.7% for the quarter ended September 30, 2005 as compared to 86.6% for the quarter ended September 30, 2004. The decline in occupancy was due to the remodeling of approximately 300 hotel rooms during the quarter, along with general business disruption caused by construction. The decline in hotel and other revenue was somewhat offset by an increase of 7.2% in average daily room rate to $70.01 for the quarter ended September 30, 2005 from $65.32 for the quarter ended September 30, 2004. There was also a general increase in average daily room rates in the Las Vegas market in 2005. According to the Las Vegas Convention and Visitors Authority, the Las Vegas average daily room rates increased by $13.92, or 17.4%, for the two months ended August 31, 2005 as compared to the same two months in 2004.

Hôtel San Rémo’s room operating margin decreased to 63.4% for the quarter ended September 30, 2005 from 66.8% for the quarter ended September 30, 2004. This decrease in profitability in the hotel is due to inefficiencies caused by lower business volumes.

General and Administrative — General and administrative expenses includes costs associated with corporate, marketing, information technology, finance, accounting, and property operations. General and administrative expense was $1.8 million for the quarter ended September 30, 2005, a decrease of $0.2 million compared to $2.0 million for the quarter ended September 30, 2004. This decrease was principally due to decreased payroll expense resulting from the allocation of payroll expenses to 155 East Tropicana, LLC during the third quarter.

Depreciation — Depreciation expense of $0.1 million for the quarter ended September 30, 2005 was a decrease of $0.1 million, or 61.0%, from $0.2 million for the quarter ended September 30, 2004. This decrease was the result of the acquisition of the real property and non-gaming assets of the Hôtel San Rémo by 155 East Tropicana, LLC in August 2004. The depreciable assets (net of accumulated depreciation) of $1.2 million remaining at September 30, 2005 are assets that will be transferred to 155 East Tropicana, LLC at October 31, 2005.

Interest Income — Interest income decreased by $0.1 million, or 53.3%, to $0.1 million for the quarter ended September 30, 2005 as compared to $0.2 million for the quarter ended September 30, 2004.

Interest Expense — Interest expense for the quarter ended September 30, 2005, decreased by $20,000, or 93.1%, as compared to the quarter ended September 30, 2004. This was the result of the extinguishment of the Hôtel San Rémo’s existing indebtedness in August 2004 as part of the acquisition of the Hôtel San Rémo’s real property and non-gaming assets by 155 East Tropicana, LLC.

Provision (Benefit) for Income Taxes —  The provision (benefit) for income taxes for the quarter ended September 30, 2005 of $0.3 million benefit varies from the tax calculated by applying the federal statutory rate (35%) to income before income taxes due to permanent tax differences and an adjustment for income taxes based on year-to-date income before income taxes.

Comparison of Nine Months Ended September 30, 2005 with Nine Months Ended September 30, 2004

The Hôtel San Rémo recorded a loss before income taxes of $0.2 million for the nine months ended September 30, 2005 compared with income before income taxes of $3.0 million for the nine months ended September 30, 2004, a decline of $3.2 million. The decrease in income before taxes was due to an increase in related party lease expense of $4.3 million associated with the hotel and casino property leases with 155 East Tropicana LLC, a decrease of $1.7 million in operating revenue, ($1.6 million of the revenue decline was generated in the third quarter of 2005), offset by a decline in restructuring costs of $1.0 million and interest expense of $1.5 million when compared to the same period in 2004.

Casino — Casino revenues totaled $8.7 million for the nine months ended September 30, 2005, compared to $9.6 million for the nine months ended September 30, 2004. Table games revenue was down slightly by $82,500 in the first nine months of 2005 as a result of a table game drop decline of $1.0 million, offset by a slight increase to 19.1% in the table game hold percentage from 18.4% in the prior year’s first nine months. Slot revenue of $5.9 million for the first nine months of 2005 was down from slot revenue of $6.8 million for the nine months ended September 30, 2004. Slot coin-in and revenue was affected by construction disruption beginning in May 2005, which escalated when approximately 230 machines were progressively removed from the casino floor during the quarter.  In addition, the lower occupancy rates in the hotel negatively affected casino revenues in the third quarter of 2005.

The operating margin for the casino decreased from 46.5% of casino revenue during the nine months ended September 30, 2004 to 41.9% in 2005.

Food and Beverage — Food and beverage revenue was $5.1 million for the nine months ended September 30, 2005 as compared to $6.1 million for the nine months ended September 30, 2004. Food revenue decreased by $1.0 million or 21.5% for the nine months ended September 30, 2005. This decrease was a result of covers in the restaurants declining by 98,200, or 21.8%, combined with a $0.34 decrease in average guest check. As noted in the third quarter results, multiple restaurant closings and interruptions due to construction have adversely affected food and beverage revenue.

The profit margin for the food and beverage departments declined to 9.9% for the nine months ended September 30, 2005 as compared to a margin of 20.6% for the nine months ended September 30, 2004.

Hotel and Other — Hotel and other revenue increased by $0.1 million, or 0.8%, to $11.3 million for the nine months ended September 30, 2005 as compared to $11.2 million for the nine months ended September 30, 2004. The occupancy rate decreased slightly to 83.7% for the nine months ended September 30, 2005 as compared to 85.1% for the nine months ended September 30, 2004. The improvement in hotel and other revenue was the result of an increase of 5.5% in average daily room rate to $66.91 for the nine months ended September 30, 2005 from $63.41 for the nine months ended September 30, 2004. There was also a general increase in average daily room rates in the Las Vegas market in 2005. According to the Las Vegas Convention and Visitors Authority, the Las Vegas average daily room rates increased by $12.73, or 14.3%, for the eight months ended August 31, 2005 as compared to the same eight months in 2004.  As discussed in the result of operations in the third quarter, the remodeling of rooms and disruptions during construction has resulted in a decline in hotel and other revenue.

Hôtel San Rémo’s room operating margin increased slightly to 71.3% for the nine months ended September 30, 2005 from 70.1% for the nine months ended September 30, 2004. This increase in profitability in the hotel is due to higher revenue per room based on the increase in average daily room rate.

General and Administrative — General and administrative expenses includes costs associated with corporate, marketing, information technology, finance, accounting, and property operations. General and administrative expense increased $0.4 million to $5.8 million for the nine months ended September 30, 2005 compared to $5.4 million for the nine months ended September 30, 2004. This increase was principally due to increased professional fees, payroll expense and insurance.

Depreciation — Depreciation expense of $0.3 million for the nine months ended September 30, 2005 was a decrease of $1.0 million, or 78.8%, from $1.3 million for the nine months ended September 30, 2004. This decrease was the result of the acquisition of the real property and non-gaming assets of the Hôtel San Rémo by 155 East Tropicana, LLC in August 2004. The depreciable assets (net of accumulated depreciation) of $1.2 million remaining at September 30, 2005 are gaming assets that were transferred to 155 East Tropicana, LLC at October 31, 2005.

Interest Income — Interest income decreased slightly by $50,000 to $0.31 million for the nine months ended September 30, 2005, as compared to $0.36 million for nine months ended September 30, 2004.

Interest Expense — Interest expense for the nine months ended September 30, 2005 decreased by $1.5 million, or 99.6%, as compared to the nine months ended September 30, 2004. This was the result of the extinguishment of the Hôtel San Rémo’s existing indebtedness in August 2004 as part of the acquisition of the Hôtel San Rémo’s real property and non-gaming assets by 155 East Tropicana, LLC.

Provision (Benefit) for Income Taxes —  The benefit for income taxes for the nine months ended September 30, 2005 of ($0.1) million varies from the tax calculated by applying the federal statutory rate (35%) to income before income taxes due to permanent tax differences resulting from disallowed employment taxes and other items.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, Hôtel San Rémo used $0.1 million in cash in operations compared to $3.7 million generated for the same nine months in 2004. This decrease was due to a $4.0 million decline in operating income largely as a result of declining revenues and the $4.4 million increase in related party lease expense. This was partially offset by a decrease of $1.5 million in interest expense for the first nine months in 2005 as compared to the first nine months 2004 as a result of the pay-off of our bank debt. Net cash of $0.2 million was used in investing activities as a result of purchasing other assets. Net cash of $0.8 million was used in financing activities as a result of net advances to affiliates.

In August 2004, existing borrowings of the Hôtel San Rémo were extinguished as described above.

Up until November 1, 2005, Eastern & Western, through Hôtel San Rémo, operated the hotel and casino operations under two separate leases. The leases terminated on October 31, 2005, the last day of the month following receipt by 155 East Tropicana, LLC of all licensing required by the appropriate governmental and regulatory authorities to conduct gaming and liquor sales at the Hôtel San Rémo. Under the casino and hotel leases, the minimum rental payments totaled $375,000 each month. In addition to the minimum base rent, Eastern & Western also paid a percentage rent which was equal to 100% of the non-gaming profits. On November 1, 2005, the operations of the hotel casino were assumed by 155 East Tropicana, LLC.  After paying various creditors, the cash and other current assets and liabilities that are not specifically being transferred to 155 East Tropicana, LLC will be distributed to the owners of Hôtel San Rémo.

In connection with the renovation, a substantial amount of the current gaming equipment owned by the Hôtel San Rémo will be replaced. The Hôtel San Rémo has entered into contracts for the purchase of approximately $7.1 million in slot machine equipment. Payments on the equipment will not be due until after the reopening. 155 East Tropicana, LLC anticipates assuming these contracts upon receiving its gaming license.

Income Taxes — Hôtel San Rémo’s results of operations are included in the consolidated federal tax return filed by S.I. Enterprises, Inc. Accordingly, the current federal income tax liability or benefit resulting from the taxable income or loss generated by the Hôtel San Rémo is recognized by the S.I. Enterprises, Inc. in its consolidated tax return and the resulting provision/benefit for income taxes has been reflected in the Hôtel San Rémo’s combined financial statements.

Critical Accounting Policies and Estimates

A description of critical accounting policies and estimates is included in the management discussion and analysis included in the Registration Statement on Form S-4/A of 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. filed with the SEC on June 16, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discusses 155 East Tropicana, LLC’s and the Hôtel San Rémo’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. 155 East Tropicana, LLC and the Hôtel San Rémo do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. At September 30, 2005, the Hôtel San Rémo is not exposed to market risks. 155 East Tropicana, LLC’s Notes carry a fixed interest rate of 8¾%, provided no events of default have occurred. 155 East Tropicana, LLC has market risk associated with funds that may be borrowed in the future on the new $15 million senior secured credit facility, due to an interest rate that floats with LIBOR. The term of the senior secured credit facility will mature on March 30, 2009. No amounts are outstanding under this variable rate credit facility at September 30, 2005.

Neither 155 East Tropicana, LLC nor the Hôtel San Rémo has any significant foreign currency exchange rate risk or commodity price risk and does not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the six months ended September 30, 2005.  This evaluation was done with the participation of management.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.  The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	November 14, 2005
Deborah J. Pierce
Chief Financial Officer

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	November 14, 2005
Deborah J. Pierce
Chief Financial Officer