Form 10-Q/A
period 2006-06-30
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2006-08-21
CIK 1326686, 1326688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 333-124924

155 East Tropicana, LLC
155 East Tropicana Finance Corp.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-1363044
NEVADA	20-2546581
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

115 East Tropicana Avenue
Las Vegas, Nevada	89109
(Address of Principal Executive Offices)	(Zip Code)

(702) 597-6076

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
(Check one):  Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

EXPLANATORY NOTE

155 East Tropicana, LLC and 155 East Tropicana Finance Corp. (collectively, the “Company”) is filing this Amendment Number 1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006 (the “Original Filing”), solely to correct a figure in Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Quarter Ended June 30, 2006 with the Quarter Ended June 30, 2005 – Casino. The Original Filing misstated that the Company’s table games generated an average win per table of $1,622 per day for the quarter ended June 30, 2006, while the average win per table was actually $1,020 for the quarter ended June 30, 2006. This Form 10-Q/A does not purport to provide a general update or discussion of any other development subsequent to the Original Filing.  All other information filed in the Original Filing remains unchanged.

PART I – FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking term such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the Commission, on March 31, 2006, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview for 155 East Tropicana, LLC

155 East Tropicana, LLC, or we, us, our, or 155, was formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort, or the Hôtel San Rémo, from Eastern & Western Hotel Corporation, or Eastern & Western.  Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Chicago and Manhattan areas as well as for wholesale foods, calendars and Nevada hotel/gaming, and includes most of the original founders of the Hooters brand.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 41 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 4 Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC, while our President and interim Chief Operating Officer, Michael Hessling, owns the balance.  Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi.  Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.  Mr. Hessling served as the Hôtel San Rémo’s executive vice president and chief executive officer from January 1989 until the acquisition, at which time he became our Chief Operating Officer.  Effective as of June 30, 2006, Mr. Hessling was appointed President of the Company.  Mr. Hessling will continue to serve on the management board and will act as both President and Chief Operating Officer until a new Chief Operating Officer is appointed.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of 424 Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled $598,913 from February 3, 2006 (grand opening) through June 30, 2006.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments.  Initially, we acquired $67.5 million of the real property and non-gaming assets and agreed that additional cash payments associated with the transfer of working capital and the remaining $5.0 million in gaming assets would be transferred to us upon obtaining the gaming and liquor licenses necessary to take over operations of the hotel casino.  In connection with the acquisition, we refinanced $43.7 million of Eastern & Western’s existing indebtedness, incurred additional expenses and obligations of $5.9 million, and issued to Eastern & Western $25.0 million of preferred membership interest representing one-third of our common membership interests.  EW Common LLC was formed to hold Eastern & Western’s membership interests in us.  Concurrently, we issued to Florida Hooters LLC two-thirds of our common membership interests in exchange for $5.1 million cash and the assignment of certain rights with respect to trademarks and licenses valued at $4.2 million, based on a valuation from a third-party appraiser.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement.  The old notes were subsequently exchanged with new notes, or the Notes, registered with the Commission.  Interest payments on the Notes are due semi-annually, on each April 1 and October 1.  We used the proceeds from the old notes offering to refinance existing indebtedness, and have used and are using the remaining proceeds (together with cash from operations and proceeds from equipment financing), to renovate the hotel casino and to provide working capital.

In connection with the offering of the old notes, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the old notes offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility (the “Credit Facility”) concurrently with the offering of the old notes.  As discussed in more detail under Liquidity and Capital Resources (155 East Tropicana, LLC), the Credit Facility was amended on January 1, 2006, and again on June 6, 2006.  During the six months ended June 30, 2006, we drew $304,953 against the Credit Facility (all of which was outstanding at June 30, 2006) to pay the lender fees related to the amendments of the Credit Facility.

Prior to November 1, 2005, we conducted no business or operations other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo.  Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by the Hôtel San Rémo.  Under a casino lease and hotel lease, Eastern & Western operated the Hôtel San Rémo.  After obtaining the necessary gaming and liquor licenses to operate the hotel casino in October 2005, we assumed operations of the hotel casino on November 1, 2005 and the leases with Eastern & Western were terminated.

The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.  On February 3, 2006, the new Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel features a casino floor with 658 slot and video poker machines, 32 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s Fine Food, a coffee shop restaurant, a sports bar, and several bars.

In August 2004, we acquired the real property and other assets of the Hôtel San Rémo.  Since November 1, 2005, we have also operated the hotel casino, and accordingly, have a limited operating history.  Therefore, the discussion of operations herein focuses on the revenues and expenses for the six months and quarter ended June 30, 2006 and 2005 as if there was no change in ownership or operation of the hotel casino.

Results of Operations

We generated hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property.  During the six months ending June 30, 2006, approximately 37.9% of the gross revenue was derived from the casino, 30.1% from hotel and other, and 32.0% from food and beverage.

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

Food and beverage revenues are derived from food and beverage sales in the food outlets of the hotel casino, including restaurants, bars, room service and banquets.  Food and beverage revenue is recognized at the time food and/or beverage is provided to the guest.  “Covers” are the number of patrons served in a food outlet.  “Average check” is the average amount of food and beverage revenue charged to patrons on their restaurant checks.

Casino revenues vary from time to time due to general economic conditions, table game hold, slot hold, and occupancy percentages at the Hooters Casino Hotel and other hotels in Las Vegas.  Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance.  Casino revenues, room revenues, food and beverage revenues, and other revenues vary due to general economic conditions and competition.  During 2006, Las Vegas has continued to experience an upward trend in total visitation, as well as gaming win, hotel occupancy and hotel daily average room rates.

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel (which opened on February 3, 2006), for the quarter and six months ended June 30, 2006 and the combined results of operations of the Hôtel San Rémo and 155 for the quarter and six months ended June 30, 2005 (in thousands, except for percentages):

	155	COMBINED		155	COMBINED
	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	% Change 2006-2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	% Change 2006-2005
	(in thousands)			(in thousands)
Casino revenues	$6,824	$2,896	135.6%	$13,722	$6,214	120.8%
Casino expenses	3,996	1,658	141.0%	6,963	3,423	103.4%
Profit margin	41.4%	42.7%		49.3%	44.9%

Food and beverage revenues	$6,428	$1,722	273.3%	$11,581	$3,636	218.5%
Food and beverage expenses	5,380	1,569	242.8%	9,606	3,142	205.7%
Profit margin	16.3%	8.8%		17.1%	13.6%

Hotel and other revenues	$6,375	$3,990	59.8%	$10,875	$8,451	28.7%
Hotel and other expenses	2,480	1,080	129.7%	4,197	2,198	90.9%
Profit margin	61.1%	72.9%		61.4%	74.0%

Promotional allowances	$1,310	$529	147.9%	$2,731	$1,112	145.7%
Percent of gross revenues	6.7%	6.1%		7.5%	6.1%

General and administrative expenses	$5,791	$1,992	190.7%	$9,117	$4,034	126.0%
Percent of net revenues	31.6%	24.7%		27.3%	23.5%

Preopening expenses	$—	$335	-100.0%	$5,293	$600	782.1%
Percent of net revenues	—	4.1%		15.8%	3.5%

The following discussion presents an analysis of the hotel casino’s results of operations for the quarter and six months ended June 30, 2006 and 2005, respectively.

Comparison of Quarter Ended June 30, 2006 with the Quarter Ended June 30, 2005

Net operating revenues for the quarter ended June 30, 2006 were $18.3 million, an increase of $10.2 million or 126.7%, from $8.1 million of net operating revenues generated by Hôtel San Rémo during the same period in the previous year.  The significant increase in net operating revenues was due to increased activity in the casino and food and beverage outlets related to the new Hooters Casino Hotel, as discussed below.

Casino.  Casino revenues increased by $3.9 million to $6.8 million for the quarter ended June 30, 2006, compared to $2.9 million for the quarter ended June 30, 2005.  Table games revenue was $3.0 million in 2006, an increase of $2.1 million, or 245.3%, compared to the table games revenue of $0.9 million from the prior year’s quarter.  Table game drop increased to $16.8 million, or by 171.5%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, but table game hold percentage decreased from 18.4% in 2005 to 17.6% in 2006.  The table games generated an average win per table of $1,020 per day for the quarter ended June 30, 2006 as compared to $627 per day for the quarter ended June 30, 2005.  Slot revenue of $3.8 million for the quarter ended June 30, 2006 was an increase of 86.4% compared to $2.0 million in the same period in 2005.  The average win per machine per day was $67 for the quarter ended June 30, 2006 as compared to $43 for the quarter ended June 30, 2005.  This is a decrease from the average win per machine per day of $99 experienced in the first two months after opening the Hooters Casino Hotel.  We have experienced disruptions on the slot floor in May and June as we added new slot products and modified our slot floor layout.  We are also increasing our promotional efforts to attract additional slot play.

Casino expenses increased by 141.0% to $4.0 million for the quarter ended June 30, 2006 compared to $1.7 million for the quarter ended June 30, 2005 due to increases in payroll and other operational expenses.  The profit margin for casino operations also decreased slightly from 42.7% during the quarter ended June 30, 2005 to 41.4% during the quarter ended June 30, 2006 due to increases in other operational expenses during 2006.

Food and beverage.  Food and beverage revenue was $6.4 million for the quarter ended June 30, 2006 as compared to $1.7 million for 2005, an increase of 273.3%.  The increase was a result of added food covers after the grand opening of Hooters Casino Hotel.  Covers increased in all restaurants dramatically after the grand opening.  Beverage revenue (which includes complimentary beverages) increased by $2.9 million, or 605.4%, from $0.5 million during the quarter ended June 30, 2005.

Food and beverage expenses increased from $1.6 million during the quarter ended June 30, 2005 to $5.4 million during the quarter ended June 30, 2006, an increase of $3.8 million.  The increase is due to increases in payroll, cost of food, and other operational expenses associated with the increase in business volume.  However, the number of food and beverage outlets also increased from Hôtel San Rémo’s five outlets to nine outlets at Hooters Casino Hotel after the grand opening.  The profit margin for food and beverage operations increased by 7.5% for the quarter ended June 30, 2006 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) increased by $2.4 million, or 59.8%, to $6.4 million for the quarter ended June 30, 2006 from $4.0 million for the quarter ended June 30, 2005.  Room revenue was $4.5 million for the quarter ended June 30, 2006 compared to $3.7 million in 2005.  This increase was a result of an increase in average daily room rates partially offset by a decrease in occupancy rates.  Average daily room rates increased by 37.1% from $70 for the quarter ended June 30, 2005 to $96 for the quarter ended June 30, 2006, while occupancy rates decreased from 85.5% for the quarter ended June 30, 2005 to 73.9% for the quarter ended June 30, 2006.

Sales from our retail outlets selling Hooters logo merchandise increased the amount of other revenue significantly.  Retail revenue was $1.5 million or 23.7% of hotel and other revenue in the quarter ended June 30, 2006 and has increased from $0.2 million during the quarter ended June 30, 2005, an increase of $1.3 million.

Hotel and other expenses increased by 129.7% from $1.1 million during the quarter ended June 30, 2005 to $2.5 million during the quarter ended June 30, 2006 due to increases in cost of sales, payroll,

and other expenses in hotel and retail operations.  The profit margin for room was 66.5% in the second quarter of 2006 compared to 74.2% for that same period in the prior year due to increased payroll expense and upgraded room amenities.  Retail sales generated a profit margin of 29.0%.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, finance, accounting, and property operations.  General and administrative expense increased $3.8 million to $5.8 million for the quarter ended June 30, 2006 compared to $2.0 million for the quarter ended June 30, 2005.  This increase was principally due to significant increases in advertising and marketing, and payroll expenses for the quarter ended June 30, 2006.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.7 million for the quarter ended June 30, 2006 increased by $1.2 million, or 237.4%, from $0.5 million for the quarter ended June 30, 2005.  The increase in depreciation expense was due to additional depreciation of fixed asset additions placed in service beginning February 3, 2006.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.4 million during the quarter ended June 30, 2006.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Loss on disposal of assets.  The loss on disposal of assets in the second quarter of 2006 of $0.2 million is the result of retiring and replacing certain old slot machines and other equipment and replacing the carpeting on the casino floor in connection with the Hooters Casino Hotel remodel.

Interest income.  Interest income was $0.1 million for the quarter ended June 30, 2006, compared to $0.7 million for the quarter ended June 30, 2005.  The decrease resulted from greater interest income earned during 2005 on the investment of $130.0 million in Notes proceeds.

Interest expense.  Interest expense was $3.2 million for the quarter ended June 30, 2006, compared to $3.1 million for the quarter ended June 30, 2005, an increase of $0.1 million.  The increase in interest expense is largely attributable to $0.1 million in interest expense on the Credit Facility and the equipment purchase agreements we entered into during 2006.

Related party lease income.  During the period from August 3, 2004 through October 31, 2005, we leased the hotel casino to Eastern & Western under two separate lease agreements.  Pursuant to the casino lease agreement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month.  Pursuant to the hotel lease agreement for the hotel, restaurants, and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement.  For the quarter ended June 30, 2005, a total of $1.6 million was earned in rental income under the casino and hotel leases.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Comparison of Six Months Ended June 30, 2006 with the Six Months Ended June 30, 2005

The results of operations for the six months ended June 30, 2006 includes the month of January 2006 when the property was essentially closed for remodeling and the first five months of operations of the Hooters Casino Hotel from February 3, 2006 through June 30, 2006.  Net operating revenues for the six months ended June 30, 2006 were $33.4 million, an increase of $16.2 million or 94.6%, from $17.2 million of net operating revenues generated by Hôtel San Rémo during the same period in the previous year.  Included in the net revenues for the first six months of 2006 were $33.1 million generated by the Hooters Casino Hotel operations beginning on February 3, 2006.  The increase in net operating revenues was due to increased activity in the casino and food and beverage outlets related to the new Hooters Casino Hotel.

Casino.  Casino revenues increased by $7.5 million to $13.7 million for the six months ended June 30, 2006, compared to $6.2 million for the six months ended June 30, 2005.  Casino revenue of $13.6 million was generated after the grand opening on February 3, 2006.  Table games revenue was $5.9 million in 2006, an increase of $4.0 million, or 209.4%, compared to the table games revenue of $1.9 million from the prior year’s first six months.  With the exception of $34,000, all table games revenue was generated after the grand opening.  Table game drop increased to $33.9 million, or by 234.4%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, but table game hold percentage decreased from 18.8% in 2005 to 17.4% in 2006.  The table games generated an average win per table of $1,204 per day after February 3, 2006 as compared to $702 for the same period in 2005.  Slot revenue of $7.6 million for the six months ended June 30, 2006 was an increase of 77.7% compared to $4.3 million in the same period in 2005.  With the exception of $0.1 million, the entire slot revenue was generated after the grand opening.  The average win per machine per day was $80 from February 3, 2006 to June 30, 2006 compared to $45 for the same period in 2005.

Casino expenses increased by 103.4% to $7.0 million for the six months ended June 30, 2006 compared to $3.4 million for the six months ended June 30, 2005 due to increases in payroll and other operational expenses.  However, the profit margin for casino operations increased from 44.9% during the six months ended June 30, 2005 to 49.3% during the six months ended June 30, 2006 due to payroll expenses being proportionally lower during 2006 in comparison to revenue.  The percentage of payroll expenses in comparison to revenue for the six months ended June 30, 2006 and 2005 were 24.4% and 29.5%, respectively.

Food and beverage.  Food and beverage revenue was $11.6 million for the six months ended June 30, 2006 as compared to $3.6 million for 2005, an increase of 218.5%.  The increase in food revenues was a result of increased customer volume after the grand opening.  Beverage revenue (which includes complimentary beverages) increased by $4.3 million, or 406.5%, from $1.1 million during the six months ended June 30, 2005.

Food and beverage expenses increased from $3.1 million during the six months ended June 30, 2005 to $9.6 million during the six months ended June 30, 2006, an increase of $6.5 million.  The increase is due to increases in payroll, cost of food, and other operational expenses associated with the increase in business volume.  However, the number of food and beverage outlets also increased from Hôtel San Rémo’s five outlets to nine outlets at Hooters Casino Hotel after the grand opening.  The profit margin for food and beverage operations increased from 13.6% during the six months ended June 30, 2005 to 17.1% during the six months ended June 30, 2006 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) increased by $2.4 million, or 28.7%, to $10.9 million for the six months ended June 30, 2006 from $8.5 million for the six months ended June 30, 2005.  Room revenue slightly decreased to $7.7 million for the six months ended June 30, 2006 compared to $7.8 million in 2005.  This decrease was the result of the hotel being essentially closed from January 2 to February 2, 2006.  As planned, the Company made the decision to stop taking room reservations after January 2, 2006 to accommodate the remodeling activities for the grand opening.  For the months of February through June 2006, room revenue was $7.5 million with an occupancy rate of 76.6% and average daily room rate of $101.  This compares to room revenue of $6.7 million for the same five months in 2005, with an occupancy rate of 87.4% and an average daily rate of $75.  The Company has committed to increase sales and marketing efforts to continue the improvement of our occupancy rates in the third and fourth quarters of 2006.

Sales from our retail outlets selling Hooters logo merchandise largely offset the decline in room revenue.  Retail revenue was $2.6 million or 24.3% of hotel and other revenue in the six months ended June 30, 2006 and has increased from $0.5 million during the six months ended June 30, 2005, an increase of $2.1 million.

Hotel and other expenses increased by 90.9% from $2.2 million during the six months ended June 30, 2005 to $4.2 million during the six months ended June 30, 2006 due to increases in payroll and other expenses in hotel and retail operations.  The profit margin for rooms was 66.7% in the second quarter of 2006 compared to 75.3% for the same period in the prior year due to increased payroll expense and upgraded room amenities.  Retail sales generated a profit margin of 30.0%.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, finance, accounting, and property operations.  General and administrative expense increased $5.1 million to $9.1 million for the six months ended June 30, 2006 compared to $4.0 million for the six months ended June 30, 2005.  This increase was principally due to increases in advertising and marketing, and payroll expenses for the six months ended June 30, 2006.

Depreciation and amortization expense.  Depreciation and amortization expense of $2.8 million for the six months ended June 30, 2006 increased by $1.8 million, or 182.0%, from $1.0 million for the six months ended June 30, 2005.  The increase in depreciation expense was due to additional depreciation of fixed asset additions placed in service beginning February 3, 2006.

Pre-opening expenses.  Pre-opening expenses are costs associated with the start-up activities for the new Hooters Casino Hotel and consist of salaries and wages, legal, professional, advertising, marketing, and other general administrative expenses.  Pre-opening expenses increased by $4.7 million to

$5.3 million for the six months ended June 30, 2006 compared to $0.6 million during the six months ended June 30, 2005, largely due to increased training expenses during the month of January 2006 and the costs of the grand opening celebration for the Hooters Casino Hotel in February 2006.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.7 million during the six months ended June 30, 2006.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Loss on disposal of assets.  The loss on disposal of assets in 2006 of $1.2 million is the result of retiring and replacing certain old slot machines and other equipment and the carpeting on the casino floor in connection with the Hooters Casino Hotel remodel.

Interest income.  Interest income was $0.4 million for the six months ended June 30, 2006, compared to $0.8 million for the six months ended June 30, 2005.  The decrease resulted from greater interest income earned during 2005 on the investment of $130.0 million in old notes proceeds.

Interest expense.  Interest expense was $6.2 million for the six months ended June 30, 2006, compared to $4.4 million for the six months ended June 30, 2005, an increase of $1.8 million.  The increase in interest expense is largely attributable to $5.7 million in interest expense on the $130.0 million in old notes, issued in March 2005, which were exchanged for the Notes.

Loss on extinguishment of debt.  The loss on extinguishment of debt in 2005 was related to the payoff of our bank loan with the proceeds of the old notes on March 29, 2005.

Related party lease income.  During the period from August 3, 2004 through October 31, 2005, we leased the hotel casino to Eastern & Western under two separate lease agreements.  Pursuant to the casino lease agreement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month.  Pursuant to the hotel lease agreement for the hotel, restaurants, and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement.  For the six months ended June 30, 2005, a total of $3.9 million was received in rental income under the casino and hotel leases.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 as of June 30, 2006:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(dollars in thousands)
Equipment purchase agreements (1)	$4,948	$2,151	$2,797	$—	$—

Long-term debt (2)	130,305	—	305	130,000	—

Operating contracts (3)	5,460	2,903	2,200	357	—

Total	$140,713	$5,054	$5,302	$130,357	$—

(1)          155 entered into various equipment purchase agreements for the new Hooters Casino Hotel.

(2)          The long-term debt represents the $130.0 million in Notes due in 2012, and amounts drawn against the Credit Facility during the six months ended June 30, 2006.

(3)          Operating contracts represent various contracts for services in connection with the operations of the hotel.

Liquidity and Capital Resources (155 East Tropicana, LLC)

For the six months ended June 30, 2006, we used $7.9 million of cash in operating activities during the six months ended June 30, 2006, largely due to our net loss of $12.3 million, which was offset by non-cash charges of $4.7 million.

For the six months ended June 30, 2006, $3.2 million of cash was provided by investing activities, consisting of a use of cash for capital expenditures of $25.3 million offset by a reduction in restricted funds of $27.8 million and a reduction in other assets of $0.6 million.  At June 30, 2006, $1.5 million was held as restricted cash.  This balance largely represents interest earned on the restricted funds, and will be available for general purposes in the future.

For the six months ended June 30, 2006, we used $0.9 million of cash in financing activities, largely as a result of principal payments on equipment debt.

The Notes’ indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

We entered into a $15.0 million senior secured credit facility (the “Credit Facility”) concurrently with the offering of the old notes.  The Credit Facility is a four-year revolving Credit Facility of $15.0 million, maturing on March 30, 2009. The original Credit Facility called for restrictions on the availability of the full $15.0 million amount of the Credit Facility, based on a multiple of the trailing twelve-month EBITDA, or Borrowing Base.  EBITDA is defined for any fiscal period as our consolidated net income (or loss), minus extraordinary gains and interest income, plus interest expense, income taxes and depreciation and amortization for such period, and subject to other adjustments as defined in the Credit Facility agreement.  On January 30, 2006, the Credit Facility was amended to allow us, during the period of February 1, 2006 to June 30, 2006, to obtain advances in the aggregate principal amount of up to $15.0 million, without regard to the Borrowing Base requirement.  We drew $304,953 against the Credit Facility during the six months ended June 30, 2006 (all of which was outstanding at June 30, 2006) to pay the lender fees related to this amendment and to pay for other expenses related to the Credit Facility.  Subsequent to June 30, 2006, we drew an additional $330,000 against the Credit Facility for slot machine purchases.

At March 31, 2006, we failed to meet two covenant requirements associated with the Credit Facility involving (1) the maintenance of a rolling twelve month adjusted EBITDA of $1,000,000 and (2) a senior debt to EBITDA ratio of 21:1 at March 31, 2006.  Specifically, the rolling twelve month adjusted EBITDA at March 31, 2006 was approximately $700,000 and the senior debt to EBITDA ratio was 30:1.  On May 11, 2006, we received a waiver of default from the agent for the lender through March 31, 2006.  The Credit Facility was amended on June 6, 2006.  The following amendments were made to the Credit Facility: (1) permanently removed the Borrowing Base concept which limited the amount that could be borrowed under the credit agreement, (2) modified the definition of EBITDA, allowing for the add back of all pre-opening costs and removing the previous $6.0 million cap, and (3) amended the financial covenant requirements to alter the applicable periods when we must meet certain minimum EBITDA and maximum senior debt ratios.  An amendment fee of $100,000 was paid to the lender in June 2006.  At June 30, 2006, we were in compliance with the amended covenants.

As anticipated in our $130.0 million Note offering document, we entered into equipment financing of $5.8 million during the six months ending June 30, 2006, of which $4.9 million was outstanding at June 30, 2006.

We expect to spend approximately $2.3 million in capital expenditures in 2006 above the amount spent for remodeling.  Approximately $0.8 million will be paid for from slot financing and most of the remaining $1.5 million has already been spent.

We believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations during 2006 through the use of cash (which totaled $8.5 million at June 30, 2006), restricted cash (which totaled $1.5 million at June 30, 2006), our cash flow from operations, and our ability to draw against our $15.0 million Credit Facility.

Liquidity and Capital Resources (Hôtel San Rémo)

For the six months ended June 30, 2005, Hôtel San Rémo generated $0.3 million in cash flow from operations, primarily due to net income of $0.2 million generated during the six months.

For the six months ended June 30, 2005, net cash of $0.2 million was used in investing activities as a result of purchasing other assets.

For the six months ended June 30, 2005, net cash of $1.0 million was used in financing activities largely as a result of advances to affiliates.

As the result of the above factors, the Hôtel San Rémo’s net cash decreased $0.9 million, from $4.5 million at December 31, 2004 to $3.6 million at March 31, 2005.

As of November 1, 2005, Hôtel San Rémo ceased operations as a hotel and casino business, as all remaining assets were transferred to either 155 or the former owner of the hotel.

Critical Accounting Policies and Estimates

A description of critical accounting policies and estimates is included in the management discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

Exhibits:

31.1         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce

31.2         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer

32.1         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce

32.1         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	August 21, 2006
Deborah J. Pierce
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	August 21, 2006
Deborah J. Pierce
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)