Form 10-K/A
period 2007-12-31
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2008-04-23
CIK 1326686, 1326688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-124924

155 East Tropicana, LLC
155 East Tropicana Finance Corp.

(Exact name of registrant as specified in its charter)

Nevada Nevada	20-2546581 20-1363044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 East Tropicana Avenue, Las Vegas,	NV 89109
(Address and telephone number of principal executive offices)	(Zip Code)

(702) 597-6076

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of each class)

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”) on March 31, 2008.  The Form 10-K incorrectly indicated that David Lageschulte, a member of the registrant’s management board, signed the Form 10-K.  The registrant has determined to amend the Form 10-K for the sole purpose of correcting the error and explaining that Mr. Lageschulte did not sign the Form 10-K.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A under Part IV, Item 15 hereof.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K.  Except as presented in this Form 10-K/A and except for Exhibits 31.1, 31.2, 32.1 and 32.2, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  List the following documents filed as part of the report:

(3)           Exhibit Index.

See exhibits listed on the Exhibit Index following the signature page of this Amendment No. 1 to the Annual Report, where said Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

155 EAST TROPICANA, LLC
(Registrant)

	By:	/s/ Neil G. Kiefer
Date: April 23, 2008		Neil G. Kiefer
	Its:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

155 EAST TROPICANA FINANCE CORP.
(Registrant)

	By:	/s/ Neil G. Kiefer
Date: April 23, 2008		Neil G. Kiefer
	Its:	Chief Executive Officer

EXHIBIT INDEX

Index No.	Description
31.1	Certification of Deborah J. Pierce under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neil G. Kiefer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Deborah J. Pierce pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Neil G. Kiefer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002