Form 10-Q
period 2008-09-30
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2008-11-14
CIK 1326686, 1326688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company .  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,869,131	$5,861,991
Accounts receivable, net of allowance for doubtful accounts of $220,564 and $90,831 in 2008 and 2007, respectively	972,928	1,880,454
Inventories	802,003	931,029
Prepaid expenses	1,659,993	1,576,356
Total current assets	10,304,055	10,249,830
Property and equipment, net	112,899,587	117,084,512
Other long-term assets:
Deferred financing costs	4,082,670	4,971,161
Intangible assets	6,466,276	6,505,209
Other assets	481,022	336,022
Total other long-term assets	11,029,968	11,812,392
Total assets	$134,233,610	$139,146,734

Liabilities and Members’ (Deficit) Equity
Current liabilities:
Accounts payable	$3,050,091	$2,974,233
Accrued interest payable	5,687,500	2,843,750
Accrued liabilities	2,021,819	1,399,930
Purchase deposit and extension payments	—	3,500,000
Current portion of long-term debt	719,734	2,035,273
Total current liabilities	11,479,144	12,753,186
Related party royalties payable	3,904,657	2,848,796
Long-term debt	136,870,205	136,552,084
Total liabilities	152,254,006	152,154,066

Commitments and contingencies

Members’ (deficit) equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(52,353,771)	(47,340,707)
	(18,020,396)	(13,007,332)
Total liabilities and members’ (deficit) equity	$134,233,610	$139,146,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Operating revenues:
Casino	$5,943,748	$6,033,205	$19,289,157	$19,078,930
Food, beverage and entertainment	5,607,539	6,014,952	17,131,063	18,295,165
Hotel and other	4,757,384	5,857,564	16,358,291	18,890,868
	16,308,671	17,905,721	52,778,511	56,264,963
Less promotional allowances	(2,097,428)	(1,676,549)	(6,006,344)	(4,953,891)
Net operating revenues	14,211,243	16,229,172	46,772,167	51,311,072

Operating expenses:
Casino	3,783,791	3,708,623	11,312,701	11,432,638
Food, beverage and entertainment	3,724,279	4,668,613	11,124,890	13,986,611
Hotel and other	2,122,661	2,274,361	6,107,974	6,673,196
General and administrative	4,542,948	4,453,311	12,978,360	14,305,142
Depreciation and amortization	1,645,582	1,142,595	4,804,842	4,680,165
Related party royalties expenses	334,070	337,601	1,055,863	1,055,570
Total operating expenses	16,153,331	16,585,104	47,384,630	52,133,322
Operating loss	(1,942,088)	(355,932)	(612,463)	(822,250)

Other income (expense):
Income on forfeited deposits and extension fees	—		5,500,000
Interest income	29,853	25,648	120,976	78,089
Interest expense	(3,348,562)	(3,306,898)	(10,021,583)	(9,887,913)
Other income (expense), net	(3,318,709)	(3,281,250)	(4,400,607)	(9,809,824)
Net loss	$(5,260,797)	$(3,637,182)	$(5,013,070)	$(10,632,074)

Loss allocable to preferred and common member
interests:

Income allocable to preferred interest- EW Common,
LLC	$250,000	$250,000	$750,000	$750,000

Loss allocable to common member interests	(5,510,797)	(3,887,182)	(5,763,070)	(11,382,074)

Net loss	$(5,260,797)	$(3,637,182)	$(5,013,070)	$(10,632,074)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2007

Cash Flow From Operating Activities
Net loss	$(5,013,070)	$(10,632,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,804,840	4,680,165
Amortization of deferred financing costs	1,046,598	1,046,597
Amortization of intangible asset	38,933	38,933
	—
Changes in operating assets and liabilities:
Accounts receivable	907,526	(613,334)
Inventories	129,026	(31,040)
Prepaid expenses	(83,637)	(123,739)
Accounts payable	75,864	813,800
Related party royalties payable	1,055,861	1,055,571
Accrued interest payable	2,843,750	2,843,750
Accrued liabilities	621,889	(654,037)
Net cash provided by (used in) operating activities	6,427,580	(1,575,408)

Cash Flow From Investing Activities
Capital expenditures	(619,915)	(1,130,284)
Change in other assets	(145,000)	—
Net cash (used in) investing activities	(764,915)	(1,130,284)

Cash Flow From Financing Activities
Proceeds from issuance of long-term debt	550,622	2,317,133
Principal payments on equipment purchase agreements	(1,548,040)	(1,499,700)
Loan fees	(158,107)
Redemption of purchase deposits and extension fees	(5,500,000)
Proceeds from purchase deposit and extension fee payment	2,000,000	1,500,000
Net cash provided by financing activities	(4,655,525)	2,317,433

Increase (decrease) in cash and cash equivalents	1,007,140	(388,259)
Cash and cash equivalents, beginning of period	5,861,991	6,164,192
Cash and cash equivalents, end of period	$6,869,131	$5,775,933

Supplemental disclosure of cash flow information
Cash paid for interest	$6,131,235	$5,997,565
Assets acquired through equipment loans	$—	$312,619

The accompanying notes are an integral part of these condensed consolidated financial statements

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2008

1.  Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”), was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and it’s wholly owned subsidiary, 155 East Tropicana Finance Corp., through a $130.0 million Senior Secured Notes offering that closed on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars and operate a Hooters food business.  Lags Ventures, LLC is owned by a holder of the license rights to certain Hooters restaurants in Nevada and South Florida. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates two Dan Marino concept restaurants.

EW Common LLC is owned 90% by Eastern & Western Hotel Corporation (“Eastern & Western”) and 10% by the president of the Company.  Eastern & Western and its affiliates owned the real property and non-gaming assets of Hôtel San Rémo from November 1988 until the Company’s acquisition of the Hôtel San Rémo in August 2004.

Florida Hooters LLC and EW Common LLC entered into a joint venture agreement for the purpose of forming the Company and documenting the terms of their investments and business venture.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

On February 3, 2006, the newly renovated and re-branded Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel currently features a casino floor with 633 slot and video poker machines, 30 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s restaurant (which began offering 24 hour services as of October 24, 2007), a sports bar, several bars and the Night Owl Showroom. The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

Significant inter-company transactions between the Company and its wholly owned subsidiary have been eliminated in consolidation.

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the Company’s 2007 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments – which include normal recurring adjustments – necessary to present fairly the Company’s financial position as of September 30, 2008 and the results of its operations for the three month and nine month periods ended September 30, 2008 and 2007.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

2.  Summary of Significant Accounting Principles

Reclassifications. Certain reclassifications of participation fees and player club points, having no effect on net income (loss), have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

Income (Loss) Allocable to Preferred and Common Member Interests.  A schedule is presented on the condensed consolidated statements of operations which allocates net income (loss) between the preferred interest held by EW Common, LLC and the common member interests. As described in footnote 5, Preferred Return, a preferred return began accumulating on March 1, 2006 and accumulates whether or not there are profits or funds available for the payment of the preferred return. Under the Notes indenture, the preferred return is payable only if the Company’s coverage ratio meets certain criteria. No payments have ever been made through September 30, 2008.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Summary of Significant Accounting Principles (continued)

Goodwill and Other Intangible Assets.  As explained in the notes to the consolidated financial statements for the year ended December 31, 2007 contained in the Form 10-K filing which has been incorporated by reference, and in accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year.  Our annual budget and forecasting process is also completed in the fourth quarter and provides key inputs into the impairment analysis.  The provisions of SFAS 142 call for interim testing if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  An example of an event is a significant adverse change in the business climate, which we believe has occurred during the third quarter.  Given that key inputs that support the impairment analysis are not yet available, it was not reasonably possible to develop an estimate of any potential impairment in the third quarter.  The annual impairment analysis will be completed during the fourth quarter.  We believe that there is a reasonable possibility that the completion of these activities will result in a non-cash, impairment charge in the fourth quarter.  The amount of the charge, however, cannot be reasonably estimated until the analysis is completed.

Recently Issued Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.   As such, the Company partially adopted the provisions of SFAS No. 157 effective January 1, 2008, without any material impact to the Company’s financial position, results of operations or cash flows. The Company expects to adopt the remaining provisions of SFAS No. 157 beginning in 2009; however, the Company does not expect this adoption to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Summary of Significant Accounting Principles (continued)

SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007, provided the provisions of SFAS 157 are also applied.  The Company adopted the provisions of SFAS No. 159, but chose not to elect the fair value option for eligible items that existed at January 1, 2008. Accordingly, the Company’s adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations”.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing SFAS 141’s cost-allocation process.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  We will adopt SFAS 141R in the first quarter of 2009.  The impact on our accounting for future business combinations once adopted will be dependent upon acquisitions that are made in the future.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company believes this FSP, when adopted, will not have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of the provisions of SFAS 162 is not anticipated to materially impact the Company’s financial position, results of operations or cash flows.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.  Long-term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	6,806,186	6,255,565
Equipment purchase agreements (3)	783,753	2,331,792
Total debt	137,589,939	138,587,357
Less: Current portion of debt	(719,734)	(2,035,273)
Total long-term debt	$136,870,205	$136,552,084

(1)          $130.0 million aggregate principal amount of 8.75% Senior Secured Notes issued on March 29, 2005 and due on 2012.

(2)          Total draws against the Senior Secured Credit Facility as of September 30, 2008 and December 31, 2007, respectively.  At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum.  As of September 30, 2008, the Credit Facility due September 30, 2011 carried an interest rate of 6.32% per annum.

(3)          During the nine months ended September 30, 2007, the Company entered into a $0.3 million loan agreement to purchase approximately $0.4 million in hotel equipment.  The loan, which is collateralized by the equipment purchased, has a term of 18 months with an imputed interest rate of 12.7%.

4.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and “13” Martini Bar (which closed in 2007) is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at September 30, 2008 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $2.0 million, $0.7 million, and $1.2 million, respectively.  The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006.  The payment of these royalty fees is restricted under the indenture governing the Notes.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.  Related Party Transactions (continued)

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 5.93% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  Provident continues to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The amounts paid to Provident during the nine months ended September 30, 2008 and 2007 totaled $0.9 million and $1.4 million, respectively.

5. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company, which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operational contracts totaling $5.7 million at September 30, 2008.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and “13” Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were $0.8 million and $0.9 million for the nine months ended September 30, 2008 and 2007. These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Commitments and Contingencies (continued)

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account, which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of September 30, 2008, $2.6 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at September 30, 2008 and December 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking term such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on March 31, 2008, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview for 155 East Tropicana, LLC

155 East Tropicana, LLC (“we”, “us”, “our”, or “155”) was formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), from Eastern & Western Hotel Corporation, or Eastern & Western.  Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  The owners of Hooters Gaming LLC, which include most of the original founders of the Hooters brand,

hold licenses to sell wholesale foods and calendars and to operate hotel casinos in Nevada and Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York.  Lags Ventures, LLC is owned by a holder of the license rights to certain Hooters restaurants in Nevada and South Florida.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates two Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC, while our President owns the balance.  Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar (which closed in 2007) and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $0.9 million for the nine months ended September 30, 2008.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8.75% Senior Secured Notes due 2012, or the old notes, in a private placement.  The old notes were subsequently exchanged with new notes (“Notes”) registered under the Securities Act of 1933 on Form S-4.  Interest payments on the Notes are due semi-annually, on each April 1 and October 1.  We used the proceeds from the offering to refinance existing indebtedness, and used the remaining proceeds (together with cash from operations and proceeds from equipment financing) to renovate the hotel casino and to provide working capital.

In connection with the offering, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the offering as a co-issuer of the Notes.

We also entered into a $15.0 million senior secured credit facility (“Credit Facility”) concurrently with the offering.  The term of the Credit Facility was extended to September 30, 2011 on August 13, 2008.  At September 30, 2008, $6.8 million was outstanding on the Credit Facility.

Results of Operations

We generate hotel, casino, food, beverage and entertainment and retail revenues at the hotel casino property.  During the quarter ended September 30, 2008, approximately 36.5% of the gross revenue was derived from the casino, 32.5% from food, beverage and entertainment and 31.0% from hotel and other.

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

Food, beverage and entertainment revenues are derived from food and beverage sales in the food, bar and entertainment outlets of the hotel casino, including restaurants, room service, bars, entertainment showroom and banquets.  Food, beverage and entertainment revenue is recognized at the time food, entertainment and/or beverage is provided to the guest.  “Covers” are the number of patrons served in a food outlet.  “Average check” is the average amount of food and beverage revenue charged to patrons on their restaurant checks.

The following table summarizes the results of operations of 155 East Tropicana LLC , doing business as the Hooters Casino Hotel for the quarter and nine months ended September 30, 2008 and 2007 (in thousands, except for percentages):

	Quarter	Quarter	%	Nine Months	Nine Months
	Ended	Ended	Change	Ended	Ended	%
	September 30,	September 30,	2008-	September 30,	September 30,	Change
	2008	2007	2007	2008	2007	2008-2007
	(in thousands)			(in thousands)
Casino revenues	$5,944	$6,033	-1.5%	$19,289	$19,079	1.1%
Casino expenses	3,784	3,709	2.0%	11,313	11,433	-1.0%
Profit margin	36.3%	38.5%		41.3%	40.1%

Food, beverage and entertainment revenues	$5,608	$6,015	-6.8%	$17,131	$18,295	-6.4%
Food, beverage and entertainment expenses	3,724	4,669	-20.2%	11,125	13,987	-20.5%
Profit margin	33.6%	22.4%		35.1%	23.5%

Hotel and other revenues	$4,757	$5,858	-18.8%	$16,358	$18,891	-13.4%
Hotel and other expenses	2,123	2,274	-6.6%	6,108	6,673	-8.5%
Profit margin	55.4%	61.2%		62.7%	64.7%

Promotional allowances	$2,097	$1,677	25.0%	$6,006	$4,954	28.8%
Percent of gross revenues	12.9%	9.4%		11.4%	8.8%

General and administrative expenses	$4,542	$4,453	2.0%	$12,978	$14,305	-9.3%
Percent of net revenues	32.0%	26.1%		27.7%	27.7%

Comparison of Quarter Ended September 30, 2008 with the Quarter Ended September 30, 2007

A net loss of $5.3 million was generated for the quarter ended September 30, 2008 compared to a net loss of $3.6 million for the same quarter in 2007.

An operating loss of $1.9 million for the quarter ended September 30, 2008 increased by $1.5 million from a loss of $0.4 million in the same quarter last year.  The decreased operating profit was primarily attributable to a decrease in net revenue of $2.1 million.  In general, the economy on the Las Vegas Strip has suffered during the third quarter from declines in visitor counts, gaming revenue, and room rates as a result of the downturn in the general economy.

Net operating revenues for the quarter ended September 30, 2008 were $14.2 million, a decrease of $2.0 million or 12.4%, from $16.2 million generated during the same period in the previous year.  The decline in net revenue was largely a result of an increase in promotional allowances of $0.4 million and  a decline of $1.1 million in room revenue caused by falling room rates.  Other Las Vegas casino/hotel market leaders announced they discounted room rates during the third quarter of 2008 to attract visitation in the current soft economy and expect the trend to continue.  For our property, the drop in net revenue of 12.4% in the third quarter represented a deepening trend of decreased revenues.

Promotional allowances (which are subtracted from revenues) increased from $1.7 million to $2.1 million, largely due to the promotional give away of show tickets and rooms to casino customers.

Operating expenses were $16.2 million for the quarter ended September 30, 2008, a decrease of $0.4 million or 2.6%, from $16.6 million during the same period in the previous year.  This decrease in operating expenses was the result of an intense program of cost reductions.  Property-wide payroll was analyzed in the last quarter of 2007 and payroll was reduced in several areas where there was excess capacity in restaurants.  We also reduced payroll in other areas that did not impact our excellent customer service.  Additionally, other operating expenses were evaluated and trimmed where appropriate.

Casino.  Casino revenues decreased by $0.1 million to $5.9 million for the quarter ended September 30, 2008, compared to $6.0 million for the quarter ended September 30, 2007.  The decrease was the result of a $0.2 million decline in table games revenue, with a slight offset from the $0.1 million increase in slot revenue.

Table games and poker revenue was $2.3 million for the quarter ended September 30, 2008, a decrease of $0.2 million, or 8.7%, compared to the table games revenue of $2.5 million from the prior year’s quarter.  Table game drop decreased by $1.0 million or by 7.8%, to $12.2 million for the quarter ended September 30, 2008 compared to $13.2 million for the quarter ended September 30, 2007. The table games generated an average win per table of $763 per day for the quarter ended September 30, 2008 as compared to $803 per day for the quarter ended September 30, 2007.

Slot revenue of $3.7 million for the quarter ended September 30, 2008 was an increase of 3.8% compared to $3.5 million in the same period in 2007.  The average win per machine per day was $63 for the quarter ended September 30, 2008 as compared to $59 for the quarter ended September 30, 2007.    We continued targeting our marketing efforts to increase slot play through targeted slot marketing programs aimed at attracting a flow of customers to the casino floor.

Casino expenses, which included casino operational expenses and casino marketing increased slightly to $3.8 million for the quarter ended September 30, 2008 compared to $3.7 million for the quarter ended September 30, 2007.  The profit margin for casino operations decreased slightly to 36.3% during the quarter ended September 30, 2008 from 38.5% during the quarter ended September 30, 2007.

Food, beverage, and entertainment. Food, beverage and entertainment revenue was $5.6 million for the quarter ended September 30, 2008 as compared to $6.0 million for 2007, a decrease of $0.4 million, or 6.8%. Food and beverage revenue declined due to a slight 1.9% decline in food covers caused by the closure of the Dam Coffee Shop in October 2007, along with a 5.2% decline in average check.  This was partially offset by the opening of the Dixie Dam Country Bar on May 23, 2008, which generated $0.2 million in beverage revenue in the quarter ended September 30, 2008.

Food, beverage and entertainment expenses decreased to $3.7 million during the quarter ended September 30, 2008 from $4.7 million during the quarter ended September 30, 2007, a decrease of $1.1 million or 20.2%.  The savings in food, beverage and entertainment expenses were facilitated by increased efficiencies in payroll and other operating expenses with the closing of our excess restaurant capacity.

The profit margin for food, beverage, and entertainment operations increased to 33.6% for the quarter ended September 30, 2008 from 22.4% in the same quarter in 2007 due to operational efficiencies.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa, and other miscellaneous revenue) decreased by $1.1 million or 18.8% to $4.8 million for the quarter ended

September 30, 2008 from $5.9 million for the quarter September 30, 2007.

Room revenue was $3.5 million for the quarter ended September 30, 2008 compared to $4.3 million in 2007.  Average daily room rates decreased to $58 for the quarter ended September 30, 2008 from $82 for the quarter ended September 30, 2007, while occupancy rates increased to 94.1% for the quarter ended September 30, 2008 from 87.9% for the quarter ended September 30, 2007. Occupancy rates increased largely because of successful increased sales through the wholesalers, internet providers and our group sales.

Sales from our retail outlets selling Hooters logo merchandise decreased 4% to $1.1 million for the quarter ended September 2008 from $1.3 million for the quarter ended September 30, 2007.

Hotel and other expenses decreased by 6.7% or $0.2 million to $2.1 million during the quarter ended September 30, 2008 from $2.3 million during the quarter ended September 30, 2007, due to savings in payroll and other room department operating expenses. The profit margin for hotel and other revenue was 55.4% in the third quarter of 2008 compared to 61.2% for that same period in the prior year.

Retail sales generated a profit margin of 42% for the quarter ended September 30, 2008 compared to 43% for the quarter ended September 30, 2007.

General and administrative.  General and administrative expense includes costs associated with marketing, information technology, finance, accounting, and property operations. General and administrative expense increased $0.1 million or 2.0% to $4.5 million for the quarter ended September 30, 2008 compared to $4.4 million for the quarter ended September 30, 2007.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.6 million for the quarter ended September 30, 2008 increased by $0.5 million, or 44.0%, from $1.1 million for the quarter ended September 30, 2007 due to a year-to-date adjustment that decreased depreciation in the third quarter of 2007.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.3 million during the quarters ended September 30, 2008 and 2007. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest expense.  Interest expense remained the same at $3.3 million for the quarter ended September 30, 2008, and for the quarter ended September 30, 2007.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Comparison of Nine Months Ended September 30, 2008 with the Nine Months Ended September 30, 2007

Net loss of $5.0 million was generated for the nine months ended September 30, 2008 compared to a net loss of $10.6 million for the same nine months in 2007.  The $5.6 million improvement was due primarily to slightly increased operating profits and income from forfeited deposits and extension fees as described in more detail in the paragraphs below.

Operating loss of $0.6 million for the nine months ended September 30, 2008 improved by $0.2 million from a loss of $0.8 million in the same period last year.  The increased operating profit was  attributable to cost savings.

Net operating revenues for the nine months ended September 30, 2008 were $46.8 million, a decrease of $4.8 million or 9.4%, from $51.6 million of net operating revenues for the nine month ended September 30, 2007.

Casino.  Casino revenues increased by $0.2 million to $19.3 million for the nine months ended September 30, 2008, compared to $19.1 million for the nine months ended September 30, 2007 because of our successful slot promotions.

 Table games revenue was $6.8 million for the nine months ended September 30, 2008, a decrease of $0.7 million, or 10.1%, compared to the table games revenue of $7.5 million from the prior year’s first nine months.  Table game drop decreased to $40.6 million, or by 8.8%, for the nine months ended September 30, 2008 compared to $44.5 million for the nine months ended September 30, 2007, while table game hold percentage decreased from 17.0% in 2007 to 16.7% in 2008.  The table games generated an average win per table of $821 per day for the first nine months of 2008 compared to $882 for the nine months of 2007. Slot revenue of $12.0 million for the nine months ended September 30, 2008 was an increase of $2.1 million or 22.2% compared to $9.9 million in the same period in 2007.  The average win per machine per day was $70 for the nine months ended September 30, 2008 compared to $62 for the same period in 2007.

Casino expenses decreased by $0.1 million or 1.0% to $11.3 million for the nine months ended September 30, 2008 compared to $11.4 million for the nine months ended September 30, 2007. The profit margin for casino operations increased from 40.1% during the nine months ended September 30, 2007 to 41.3% during the nine months ended September 30, 2008.

Food, beverage and entertainment.  Food, beverage and entertainment revenue was $17.1 million for the nine months ended September 30, 2008 as compared to $18.3 million for September 30, 2007, a decrease of $1.2 million or 6.4%.  The food revenues decreased $1.4 million or 12.7% to $9.4 million for the nine months ending September 30, 2008 compared to $10.8 million for the nine months ending September 30, 2007. Beverage revenue (which includes complimentary beverages) decreased by $0.3 million or 4.4% to $6.6 million for the nine months ended September 30, 2008 from $6.9 million during the nine months ended September 30, 2007.  Showroom revenue increased $0.5 million due to a full nine months of showroom revenue in 2008 of $1.1 million as compared to showroom revenue of $0.6 million in 2007 when the showroom opened in mid-April.

Food, beverage and entertainment expenses decreased from $14.0 million during the nine months ended September 30, 2007 to $11.3 million during the nine months ended September 30, 2008, a decrease of $2.9 million or 20.5%.  The profit margin for food, beverage and entertainment operations increased from 23.5% during the nine months ended September 30, 2007 to 35.1% during the nine months ended September 30, 2008 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) decreased by $2.5 million, or 13.4%, to $16.4 million for the nine months ended September 30, 2008 from $18.9 million for the nine months ended September 30, 2007.  Room revenue decreased $2.0 million or 14.3% to $12.2 million for the nine months ended September 30, 2008 compared to $14.2 million in 2007 due to a drop in average daily room rate (ADR) . The ADR decreased to $69 for the nine months ended September 30, 2008 compared to $82 for the prior year and occupancy for the nine month ended September 30, 2008 increased to 93.2% compared to 91.3% for nine months ended September 30, 2007.

Sales from the retail outlets was $3.5 million in the nine months ended September 30, 2008, a decrease of $0.3 million from the nine months ended September 30, 2007.

Hotel and other expenses decreased by $0.6 million or 8.5% from $6.7 million during the nine months ended September 30, 2007 to $6.1 million during the nine months ended September 30, 2008 due to operational efficiencies in payroll and departmental expenses. The profit margin for hotel and other was 62.7% for the nine months ended September 30, 2008 compared to 64.7% for the same period in the prior year. Retail sales generated a profit margin of 46.2% for the nine months ended September 30, 2008.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, and finance, accounting, and property operations.  General and administrative expense decreased $1.3 million or 9.3% to $13.0 million for the nine months ended September 30, 2008 compared to $14.3 million for the nine months ended September 30, 2007. This decrease was principally due to significant decreases in advertising and marketing expenses, legal fees and various other administrative costs.

Depreciation and amortization expense.  Depreciation and amortization expense of $4.8 million for the nine months ended September 30, 2008 increased by $0.1 million, or 2.7%, from $4.7 million for the nine months ended September 30, 2007.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $1.1 million during both the nine months ended September 30, 2008 and 2007. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Income on forfeited deposits and extension fees.  In June of 2008, we recorded income on forfeited deposits and extension fees of $5.5 million in connection with the termination of the purchase agreement (the “Agreement”) with Hedwigs Las Vegas Top Tier, LLC. (the “Buyer”).

Interest income.  Interest income was $121,000 for the nine months ended September 30, 2008, compared to $78,100 for the nine months ended September 30, 2007.

Interest expense.  Interest expense was $10.0 million for the nine months ended September 30, 2008, compared to $9.9 million for the nine months ended September 30, 2007, an increase of $0.1 million due to an increase in the debt outstanding on the line of credit.  .

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 as of September 30, 2008:

	Payments Due By Year
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter
	(dollars in thousands)
Equipment purchase financing agreements (1)	$784	$720	$64	$—	$—
Long-term debt (2)	136,806	—	—	136,806	—
Operating contracts (3)	5,779	1,864	3,860	55	—
Total	$143,369	$2,584	$3,924	$136,861	$—

(1)          We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.

(2)          The long-term debt represents the $6.8 million in outstanding draws against the Credit Facility as of June 30, 2008 due on September 30, 2011 and the $130.0 million Notes issued on March 29, 2005 and due on 2012.

(3)          Operating contracts represent various contracts for services in connection with the operations of the Hooters Casino Hotel.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, we were provided $6.4 million of cash in operating activities, which was augmented by income of $5.5 million in forfeited deposits and extension fees related to the termination of the Agreement,  which we received from the Buyer in 2007 and 2008.

For the nine months ended September 30, 2008, $0.6 million of cash was used for capital expenditures.

For the nine months ended September 30, 2008, we used $4.7 million of cash from financing activities. We borrowed $0.6 million on our line of credit, offset by $1.5 million in principal payments on debt.  Deposits of earnest money and extension fees of $2.0 million received in 2008 (along with $3.5 million received in 2007) were taken to net income with the termination of the Agreement.  The Agreement was terminated on June 6, 2008 when the Buyer did not make an additional required payment of $0.5 million.

The Notes indenture contains certain provisions, which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our Credit Facility is a revolving credit facility of $15.0 million, which originally matured on March 30, 2009.  On August 13, 2008, the term of the Credit Facility was extended to September 30, 2011 with the payment of a $150,000 extension fee.  We currently have outstanding draws of $6.8 million at September 30, 2008. An additional $0.5 million of the Credit Facility is not available due to an outstanding letter of credit issued against the Credit Facility.  Subsequent to quarter end, we borrowed an additional $2.6 million on October 1, 2008 and used the proceeds to partially fund a bond payment.  Currently, the Credit Facility has a balance of $5.1 million available for additional draws.  All outstanding principal and interest under the Credit Facility is due and payable on September 30, 2011.

At September 30, 2008, we had $6.9 million in cash equivalents.  Our cash flow from operations during the third quarter of 2008 was a negative cash flow of $0.1 million.  During the quarter ended September 30, 2008, our operating income declined from the same quarter in 2007 by $1.6 million.  The Las Vegas economy and in particular, the impact we have recently felt in our falling room rates have caused us to reevaluate our future cash flow from operations.  With limited availability on our Credit Facility, we must obtain funds through additional debt, equity infusion or the sale of assets or we must see a substantial improvement in operating cash flows in order to continue to meet our obligations over the next twelve months.  Management is currently evaluating operations and is exploring opportunities for revenue improvement and further cost control.  No assurance can be given that our cash flow will be adequate to meet our anticipated working capital needs, capital expenditures and scheduled payments of interest on our indebtedness.

We are also exploring our options for raising additional capital which include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of assets.  In the past, operating cash flows have fallen short of covering debt service and capital expenditure requirements resulting in downgrading of our Bond ratings and potentially affecting our ability to raise capital in the future.  Although the potential for future operational improvements and the underlying value of the Company’s real estate and other assets may provide assistance in raising capital, there can be no assurance that we will be successful in undertaking any such alternative in the near term, nor can there be any assurance that we will be successful in restructuring or reorganizing our existing debt obligations.  In the event that we cannot raise additional funds or operations continue to decline, we may be unable to satisfy our obligations as they become due and may ultimately result in our inability to continue as a going concern.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Certain of our accounting policies, including the estimated useful lives assigned to our assets, health benefit reserves, slot point reserves, valuation of goodwill and other intangible assets and the determination of bad debt reserves, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources.  We cannot assure you that our actual results will conform to our estimates.

For additional information on critical accounting policies and estimates, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  We do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At September 30, 2008, we had $130.0 million aggregate principal amount of the Notes, slot equipment purchase agreements of $0.7 million carrying an imputed interest rate of 3.327%, and hotel equipment purchase agreements of $0.1 million carrying interest rates averaging 11.72%.   The Notes carry a fixed interest rate of 8.75%, provided no events of default have occurred.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans other than fair value market risk, which we believe to be insignificant.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of the Credit Facility will mature on September 30, 2011.  At September 30, 2008, $6.8 million was outstanding under the variable rate Credit Facility, carrying interest at 6.32%.  Assuming a 100 basis-point change in LIBOR at September 30, 2008 and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $68,000.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the three months ended September 30, 2008.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our manager, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.  Because the design of a control system is based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

 A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. The following information represents material changes to those risk factors during the nine months ended September 30, 2008.

Recent Economic Developments - Recent disruptions in the financial markets could adversely affect our ability to restructure our existing debt or raise additional financing, which may ultimately affect our ability to continue as a going concern.

 Significant disruptions in the banking system and financial markets have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt. The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit markets will improve or when the credit contraction will stop. While the United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets.  Given the negative impact that the general economic downturn has had on our results of operations in recent months, our ability to continue as a going concern may depend upon our ability to restructure our existing debt or to obtain additional debt or equity financing, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given the state of the current credit environment, it may be difficult to restructure our existing debt or to obtain any additional financing on acceptable terms, which may ultimately result in our inability to continue as a going concern.

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

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	November 14, 2008

Deborah J. Pierce
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	November 14, 2008

Deborah J. Pierce
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)