Form 10-K
period 2008-12-31
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2009-03-31
CIK 1326686, 1326688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

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

Liquidity and Financial Position

For discussion of our liquidity and financial position, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview-Liquidity and Financial Position” and Note 2 to the accompanying consolidated financial statements.

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

Corporate Organization

We were formed in June 2004 to acquire the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”), a casino hotel located in Las Vegas, Nevada, from Eastern & Western Hotel Corporation (“Eastern & Western”).  The Hôtel San Rémo was renovated and re-branded and is now known as Hooters Casino Hotel.  Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Chicago and Manhattan areas as well as for wholesale foods, calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in south Florida.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars, and operate a Hooters food business.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 2 Dan Marino concept restaurants.

EW Common LLC was formed to hold Eastern & Western’s membership interest in us.  Eastern & Western owns 90% of EW Common LLC while our President owns the balance.  Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi.  Eastern & Western and its affiliates owned the Hôtel San Rémo from November 1988 until our acquisition of the hotel casino in August 2004.

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

Before we received our necessary gaming licenses and prior to November 1, 2005, the Hôtel San Rémo was operated by Eastern & Western pursuant to two separate leases with us.  These leases were terminated when we received our gaming license.  The following chart illustrates our corporate structure:

(1)          155 East Tropicana Finance Corp., which has no assets or operations, was formed for the sole purpose of facilitating the issuance of our 8 ¾ % Senior Secured Notes due 2012.

Asset Purchase Agreement

During 2007, the Company entered into a definitive Asset Purchase Agreement with Hedwigs Las Vegas Top Tier, LLC (“Hedwigs”), an affiliate of the investment group led by NTH Advisory Group,

LLC, and subsequently entered into a first, second and third amendment to the Asset Purchase Agreement (collectively, the “Purchase Agreement”). In connection with the third amendment to the Purchase Agreement, Hedwigs was required to make a $0.5 million payment to the Company on or before June 6, 2008 or the Purchase Agreement automatically terminated. Hedwigs did not make the payment. Accordingly, the Purchase Agreement terminated on June 6, 2008.

Under the terms of the Purchase Agreement, Hedwigs offered to purchase essentially all of the assets of the Company for a purchase price of $98 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company. The Purchase Agreement also provided that Hedwigs would be responsible for the Company’s $130 million in principal amount of 8 ¾% Senior Secured Notes due 2012. In connection with the Purchase Agreement, Hedwigs paid a total of $5.5 million in deposits and extension fees to the Company, which were non-refundable and were fully earned on the dates of payment.  The deposits and extension fees were taken to income in June 2008.

Hooters Casino Hotel

We purchased the former Hôtel San Rémo in August 2004 and commenced renovations in   March 2005.  On February 3, 2006, we opened the Hooters Casino Hotel to the public.  Our property is located one-half block east of the intersection of Tropicana Avenue and Las Vegas Boulevard, a major intersection on the Las Vegas strip (“The Strip”) that is within walking distance to approximately 25,000 hotel rooms.

The Hooters Casino Hotel features the famous Hooters décor, and the Hooters brand is a prominent component of the facility. Our renovations have refreshed and upgraded the property, and provided several new restaurant offerings.  The Hooters Casino Hotel features:

•             an approximately 29,000 square foot “Hooters” themed casino floor with approximately 633 state-of-the-art slot and video poker machines and 28 table games;

•             696 hotel rooms, including 17 suites;

•             a tropical pool area featuring beach sand, palm trees, lagoon style waterfall, and Nippers Pool Bar;

•             distinctive dining and entertainment options, including:

•             a world famous Hooters restaurant containing two hundred seats;

•             Dan Marino’s, a restaurant featuring American cuisine which has offered 24 hour dining since October 24, 2007;

•             Night Owl Showroom featuring nightly entertainment.

•             Porch Dogs, a Caribbean themed casual indoor-outdoor club offering music and cocktails;

•             Pete & Shorty’s Tavern, a casual and comfortable  bar featuring a sports book and a poker room;

•             The Lobby Bar, a 24-hour bar located at the entrance to the casino, featuring service by the world famous Hooters girls.

•    Dixie’s Dam Country Bar

•             Splurge and Bait Shoppe retail stores selling Hooters branded merchandise.

•             SASS, a day spa, salon and workout facility.

The Renovation

The renovation of the Hooters Casino Hotel commenced in March 2005, and the Hooters Casino Hotel opened to the public on February 3, 2006.  Our strategy is to build on Hooters’ reputation as a casual, relaxed, fun, and welcoming environment.  We believe that Hooters’ strong brand name recognition and our favorable location will generate visitor traffic.  The key elements of our renovation of the property are:

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

Casino.  We expanded and renovated our casino from approximately 24,000 square feet to approximately 29,000 square feet and designed the casino to be more inviting and to better use the available space, allowing us to add new gaming equipment.  We now feature 679 state-of-the-art slot and video poker machines, 30 table games, sports book, and a poker room.  To make the casino more inviting, we raised the elevation of the ceiling in some areas for a more open feeling, updated the ceiling with décor of natural wood, tin, and orange, re-carpeted the gaming area with new Hooters-themed carpet and installed wood floor in the surrounding area.  In addition, adjacent to the entrance, we added a Hooters bar, serving beer and cocktails to casino guests, and a retail store, selling Hooters branded merchandise.

Dining and Entertainment Options.  We offer distinctive dining and entertainment options, including the 200-seat Hooters Restaurant, the 287-seat Dan Marino’s 24-Hour Restaurant, the 100-seat Pete & Shorty’s Tavern, the 200-seat Porch Dogs, and a 350 person occupancy Nippers Pool Bar. The “13” Martini Bar and Dam Restaurant were both closed in 2007 and the Night Owl Showroom and Dixie’s Dam Country Bar opened. To house our new Dan Marino’s restaurant, we built a new building adjacent to the main entrance.  The restaurant is visible from both outside and inside the property.  In addition, Dan Marino’s restaurant features a bar that serves customers from both the casino floor and the restaurant.

Hotel.  We significantly remodeled our hotel rooms.  The 696 newly renovated rooms feature a Caribbean/Florida theme and new furniture, carpets, painted textured walls, lighting, art-work and bedspreads.  We also renovated the bathrooms with new paint, fixtures, and upgraded amenities.  The common hotel areas were updated with new carpet, paint, doors and signage.

Pool Area.  We expanded and upgraded the existing pool area to include tropical heated pools with beach sand, palm trees, three in-ground Jacuzzis, lagoon style waterfalls and Nippers Pool Bar.

We spent approximately $53.0 million in cash expenditures for renovations and operating equipment and $10.1 million in pre-opening expenditures in 2005 and 2006.  During the renovation, we continued to keep the existing Hôtel San Rémo operations open, although only on a limited basis from late October 2005 until the grand opening of the Hooters Casino Hotel on February 3, 2006.

Competition

We face competition in the market in which we are located as well as in or near any geographic area from which we attract or expect to attract a significant number of our customers.  As a result, our casino property faces direct competition from all other casinos and hotels in Las Vegas, NV and to a lesser extent, in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada and in Atlantic City, New Jersey, and in the California gaming market, as well as from other forms of gaming.

Las Vegas, Nevada.  The hotel casino industry in Las Vegas is highly competitive.  In response to recent economic downturn, many competing properties have significantly reduced their room rates, which has increased competition.  The Hooters Casino Hotel competes on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size.  The Hooters Casino Hotel competes with numerous resorts and hotel casinos on The Strip and in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.  Many competing properties have themes and attractions which draw a significant number of visitors and compete with our property for hotel and gaming customers.  Some of these facilities are operated by companies that have more than one operating facility, and many have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do. Additional major hotel casinos and significant expansion of existing properties, containing a significant number of hotel rooms and attractions, are expected to open in Las Vegas within the coming years.  We seek to differentiate the Hooters Casino Hotel from other major Las Vegas hotel casino resorts by concentrating on the design, atmosphere, personal service and amenities that we provide and the added value of the Hooters brand.

California Gaming Market.  Voters in California approved an amendment to the California constitution in 2000 that gave Native American tribes in California the right to offer a limited number of slots machines and a range of house-banked card games.  A number of Native American tribes have already signed, and others have begun signing, gaming compacts with the State of California.  According to the National Indian Gaming Commission, as of February 2009, there are approximately 62 operating tribal casinos in California.  In addition, several Native American tribes in California have reached agreements with the State of California that allow for an increased number of gaming machines within the facilities operated by such tribes in exchange for a revenue-based payment to the state.  The competitive impact on our gaming establishments from the continued growth of gaming in California cannot be definitively determined but, depending on the nature, extent and location of the growth, the impact could be material.

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

Combined hotel, gaming and casino operations contemplated under the license agreement include, but are not limited to, the right to provide the following within the facility: (i) room service; (ii) restaurant operations; (iii) retail sales facilities in which third parties are permitted to conduct retail sales of all kinds; and (iv) entertainment facilities, subject to certain quality standards.  In connection with such operations, we have the right to (i) sell approved merchandise bearing some or all of the licensed intellectual property, (ii) use the licensed intellectual property and Hooters Girls to promote, market, and advertise such facilities worldwide, and (iii) include Hooters Girls as part of any facility staff.

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

Hooters Restaurant Concept.  Pursuant to a consent received in 2004 from Las Vegas Wings, Inc., we have the right to use the Hooters restaurant concept at the hotel casino.  The consent permits worldwide promotion, marketing and advertising of the hotel casino and its services.

Dan Marino Concept Restaurants.  We have an exclusive license to use certain intellectual property to operate and promote restaurants, taverns, lounges and bars using the marks “Dan Marino’s Fine Food & Spirits” and “‘13’ Martini Bar,” which was closed in 2007 and reopened as Night Owl Showroom. Florida Hooters LLC was granted the license from Lags Ventures, Inc., an affiliated entity under common ownership with Lags Ventures, LLC.  The initial term of the agreement is 20 years but may be extended for an additional ten years.  See “Item 13. Certain Relationships and Related Transactions.”

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

Employees

As of December 31, 2008, we had 874 employees.  None of our employees are covered by collective bargaining agreements.

Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (“Nevada Act”), and various local regulations.  In addition, our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”), and the Clark County Liquor and Gaming Licensing Board (“CCLGLB” together with the Nevada Commission and the Nevada Board, the “Nevada Gaming Authorities”).  We received our license from the Nevada Gaming Authorities as a limited-liability company licensee in October 2005 and are registered with the Nevada Commission as a publicly traded corporation, referred to as a “Registered Corporation”.  In addition, Florida Hooters LLC and EW Common LLC are registered with the Nevada Gaming Authorities as intermediary companies and licensed as the members of 155 East Tropicana, LLC.  Hooters Gaming LLC, Lags Ventures, LLC, and Eastern & Western are registered with the Nevada Gaming Authorities as holding companies and were found suitable as members of Florida Hooters LLC and EW Common LLC, respectively.  Also, Messrs. Lageschulte, DiGiannantonio, Ranieri, Droste, Johnson, Blakely, S. Izumi, T. Izumi and Hessling are individually licensed as our managers.  Neil Kiefer, Deborah Pierce and Gary Gregg also hold individual licenses as our officers.  Finally, because we pay a percentage of our net profits directly earned from our gaming activities to Hooters Gaming Corporation, it is licensed by the Nevada Gaming Authorities as well.

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

Corporations and other entities that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities.  A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable.  As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Commission and to furnish any other information that the Nevada Commission may require.

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

We may be required to disclose to the Nevada Board and the Nevada Commission the identities of all holders of our Notes.  The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, including our Notes, to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation.  If the Nevada Commission determines that a person is unsuitable to own a debt security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either:

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

Risks Related to Our Business

Going Concern—There is substantial doubt about our ability to continue as a going concern.

Uncertainties related to (1) our ability to meet our payment obligations under the Notes and our other indebtedness and (2) our reoccurring losses raise a substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. As a result, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph with respect to our ability to continue as a going concern. We can provide no assurance that we will be able to secure a waiver or amendment related to potential noncompliance under the Notes or the Credit Facility in such a way as to be able to continue as a going concern.

Recent Economic Developments — Recent instability in the financial markets may continue to impact our business.

Recently, the residential real estate market in Las Vegas and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with fluctuating oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in Las Vegas and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations and are likely to continue until such time as these aforementioned conditions improve.

Dependence Upon Cash Flow of Property—With our Credit Facility fully drawn, our cash flow to meet our payment obligations under the Notes and our other indebtedness and to fund our operations is dependent solely on the hotel casino.

Currently our Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  As a result, we now rely exclusively on cash flow generated by the hotel casino to meet our payment obligations under the Notes and our other indebtedness and to fund our operations and planned or committed capital expenditures, including any renovation of our existing property.  If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to meet our payment obligations under the Notes for future interest payments and our other indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.  See “Item 1A. Risk Factors—Risks Related to the Notes and Other Company Debt—Ability to Service Debt.”

Sensitivity to Consumer Spending—Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis and the credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, effects of the current recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and harming our operations.

Domestic and International Events — Our business may be adversely impacted by domestic and international events.

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry.  The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility, including the ongoing conflicts in Iraq and Afghanistan, have created economic and political uncertainties that could materially adversely affect our business, results of operations and financial condition in ways we cannot predict.

Gaming Taxes and Fees — If the State of Nevada or Clark County increases gaming taxes and fees, our results of operations could be adversely affected.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  If the State of Nevada or Clark County, Nevada were to increase gaming taxes and fees, our results of operations could be adversely affected.  There are several gaming tax increase proposals currently circulating in Nevada.  One such proposal, a 3% increase in the room tax, was recently approved by Nevada legislature.  These proposals would take the form of voter referendum.  If successfully implemented, such an increase would have a material adverse effect on our financial condition, results of operations or cash flows.

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

We believe we benefit from the name recognition and reputation generated by the Hooters restaurants that are operated worldwide.  We have the right to use the Hooters brand and certain related intellectual property solely for purposes of the Hooters Casino Hotel. Hooters Gaming Corporation, an affiliate under common ownership with Hooters Gaming LLC, is the sole owner of the right to use the Hooters brand in connection with the conduct of gaming and the operation of hotels elsewhere in the state of Nevada. Hooters Gaming Corporation has agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel on The Strip until our Notes are no longer outstanding.  Additionally, Hooters Gaming Corporation has agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel in Clark County, Nevada for a period of four years from the issuance of our Notes or such earlier time as none of our Notes are outstanding.  However, Hooters Gaming Corporation or its assignee can exploit the Hooters brand and logo in connection with hotel casinos and casinos in other areas of Nevada and elsewhere, including marketing worldwide, and once the Notes are no longer outstanding, on The Strip.  For example, other Hooters Casino Hotels could be opened in areas (other than The Strip) in Las Vegas and Nevada and throughout the world where gaming operations are permitted. We cannot assure that the development of other hotel casinos, casinos or restaurants using the Hooters brand in Nevada or elsewhere will not adversely affect our business, financial condition and results of operations.  Nor can we assure that our business, financial condition and results of operations will not be adversely affected by the management of the Hooters brand or any negative public image or other adverse event that becomes associated with the Hooters brand.

Licensing—We are required to maintain gaming, liquor and other licenses to operate the Hooters Casino Hotel. The gaming industry is highly regulated.

Our operation of the Hooters Casino Hotel is contingent upon the maintenance of various regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations.  The laws, regulations, and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial suitability and character of the owners and managers of our gaming operations, as well as persons financially interested or involved in our gaming operations, almost all of whom had never been licensed previously.  The scope of the approvals required to operate a facility were extensive.  Failure to maintain the necessary approvals could adversely affect our ability to operate the Hooters Casino Hotel. See “Item 1. Business—Regulation and Licensing.”

Risk of a New Venture—We have a limited operating history or history of earnings as the Hooters Casino Hotel.

We were formed to acquire, operate, renovate and re-brand the Hôtel San Rémo.  While the Hôtel San Rémo has a history of operations and a history of earnings, our operating history is limited.  Moreover, our hotel/casino is identified by the Hooters brand which has not been associated with other hotels or casinos.  Consequently, we cannot be certain that we will ultimately attract the number and type of hotel and casino customers and other visitors we desire to achieve our objective of improving the profitability of the hotel casino.

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

Competition in Las Vegas has increased over the last several years as a result of significant increases in hotel rooms, casino sizes and convention, trade show and meeting facilities.  In response to the recent economic downturn, many competing properties have significantly reduced their room rates, which has increased competition.  Our success is dependent upon the success of the hotel casino and its continuing ability to attract visitors and operate profitably.  The hotel casino, located one-half block east of The Strip, competes with high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on The Strip and in downtown Las Vegas, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size.  Currently, there are approximately 37 major gaming properties located on or near The Strip, 13 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas.  Some of these facilities are operated by companies that have more than one operating facility, and many have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do.  Furthermore, additional major hotel casinos and significant expansion of existing properties, containing a significant number of hotel rooms and attractions, are expected to open in Las Vegas within the coming years.  There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular.  A decline or leveling off of the growth or popularity of such facilities would adversely affect our business, financial condition and results of operations.  See “Item 1. Business—Competition.”

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

Our employees were not covered by collective bargaining agreements as of December 31, 2008.  All 22 employees in our engineering department voted on March 9, 2007 to be represented by Operating Engineers Local #501 and Teamsters #995 jointly in collective bargaining.  However, they voted to terminate that election in April of 2008.

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

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products, asbestos containing materials and other hazardous substances, and the health and safety of our employees.  Permits may be required for our operations and these permits are subject to renewal, modification and, in certain cases, revocation.  In addition, as a property owner and operator, we may be liable for the costs of investigating and remediating these substances or products on, under or in our property, without regard to whether we knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred.  The presence of, or failure to remediate properly, the substances may adversely affect our ability to sell or lease our property or to borrow funds using it as collateral.  Additionally, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from our property.

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

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business and our assets might be subjected.  In connection with insurance renewals subsequent to the terrorist events of September 11, 2001, the insurance coverage for certain types of damages or occurrences have been diminished substantially and is unavailable at commercial rates.  The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe or lawsuit occurred for which we are underinsured.  Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find a replacement for or repair destroyed property and reduce the funds available for payment of our obligations on the Notes and our other indebtedness.

Risks Related to the Notes and Other Company Debt

Substantial debt- our substantial level of debt could adversely affect our finanacial condition and prevent us from fulfilling our obligations under the Notes and our other debt.

We have substantial debt.   Our substantial level of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes and our other debt. As of December 31, 2008, we have total debt of $141.4 million and $144.8 at March 3, 2009.  Due to economic conditions and our results of operations, we will not be able to make our scheduled interest payment on our Notes on April 1, 2009.   If we are unable to make the interest payment within the 30-day grace period, an event of default will exist.  A default under the indenture governing our Notes permits the lenders under our Credit Facility to declare a default under the Credit Agreement.  See “Risks Related to the Notes and Other Company Debt” regarding limitations on collateral and ability to exercise remedies.  Our substantial debt could have important consequences and significant effects on our business. For example, it could:

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

Ability to Service Debt—To service our debt, we will require a significant amount of cash. Based on current operations we are currently unable to service our Notes.

With our Credit Agreement fully extended, we will rely exclusively on funds generated from our operations to pay our expenses and to pay the amounts due under the Notes, our Credit Facility and our other debt. Due to our current cash and anticipated cash flow from operations, we will not make the $5.7 million interest payment due on April 1, 2009.  if we are unable to make this interest payment within the 30-day grace period, an event of default under our indenture will occur and a default under our indenture will also be a default under our Credit Agreement.  Our ability to meet our expenses and pay additional amounts due under the Notes and other debt will depend on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to pay additional amounts due under our debt, including the Notes, or to fund other liquidity needs, such as future capital expenditures.  If recent economic conditions, including the availability of credit, persist, worsen, or fail to improve significantly, we also may be unable to refinance all or part of our debt, sell assets, reduce or delay capital expenditures or borrow more money.  In addition, the terms of existing or future debt agreements, including our Credit Facility and the indenture governing the Notes, may restrict us from adopting any of these alternatives.

Limitations on Collateral—The collateral securing the Notes does not include any of our gaming assets or certain other excluded assets.

The Notes and any subsidiary guarantees thereof are secured by a security interest in substantially all of our and any subsidiary guarantors’ existing and future assets (other than certain excluded assets), a pledge of our equity interests and the equity interests in any subsidiary guarantors.  As of December 31, 2008, there are no subsidiary guarantors.  The collateral does not include gaming licenses or any gaming equipment or other assets securing furniture, fixtures and equipment financing, and there are no restrictions on the amount of gaming equipment financed in this manner.  The collateral also does not include contracts, agreements, licenses (including gaming and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein.  Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral.

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

In addition, under the intercreditor agreement between the trustees under the indenture governing the Notes and the lenders under our Credit Facility, the right of the lenders to exercise remedies with respect to the collateral could delay liquidation of the collateral.  The gaming licensing process, along with bankruptcy laws and other laws relating to foreclosure and sale, as discussed below, also could substantially delay or prevent the ability of the trustee or any holder of the Notes to obtain the benefit of any collateral securing the Notes.  Such delays could have a material adverse effect on the value of the collateral.

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

Lien Subordination of Notes—The lien on the collateral securing the Notes are contractually subordinated pursuant to the intercreditor agreement to the liens securing our Credit Facility.

The security interests securing the Notes and any guarantees, if applicable, of the Notes are contractually subordinated to up to $15.0 million principal amount of debt (plus related interest, fees, indemnities, costs and expenses) that may be incurred under our Credit Facility, pursuant to an intercreditor agreement between the trustee under the indenture governing the Notes and the lenders under our Credit Facility.  In addition, lenders of furniture, fixtures and equipment financing and other purchase money debt have a security interest in the assets securing that debt, although those assets, so long as they secure only such debt, will not secure the Notes.  The indenture permits unlimited gaming furniture, fixtures and equipment financing and up to $2.5 million of other secured purchase money financing.  As a result, upon any distribution to our creditors, whether or not in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our debt or an event of default under such debt, the lenders under our Credit Facility will be entitled to be repaid in full from the proceeds of the assets securing such debt before any payment is made to holders of Notes from such proceeds and the lenders of furniture, fixtures and equipment financing and other purchase money debt will be entitled to be repaid in full from the proceeds of the assets securing such debt before any payment is made to holders of Notes from such proceeds.

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

A number of the rights and remedies of the trustee and the holders of the Notes are significantly limited under the intercreditor agreement.  For instance, if the Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have debt outstanding under our Credit Facility, the trustee will not have the right to foreclose upon the collateral that also secures the obligations under our Credit Facility unless and until the lenders under our Credit Facility fail to take steps to exercise remedies with respect to or in connection with such collateral within 90 days following notice to such lenders of the occurrence of an event of default under the indenture governing the Notes.  In addition, the intercreditor agreement prevents the trustee and the holders of the Notes from pursuing remedies with respect to certain of the collateral in an insolvency proceeding.

The rights and remedies of the trustee also are subject to additional practical limitations with respect to certain collateral so long as such collateral also secures our Credit Facility.  The trustee does not and will not have possession (if certificated) of our equity interests in any subsidiary guarantors or the equity interests of 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. (even though such equity interests will constitute collateral), so long as such equity interests also secure our Credit Facility.  As a result, so long as such equity interests also secure our Credit Facility, the trustee (although it will have a perfected security interest in such equity interests) will not be able to take possession of such equity interests upon the occurrence of an event of default under the indenture governing the Notes.  In addition, the trustee does not have a perfected security interest in certain other portions of the collateral—including deposit accounts—that consist of assets that are not perfected by filing a Uniform Commercial Code financing statement, or that require that the issuers or any subsidiary guarantor, as applicable, to cause the trustee to obtain “control” (as defined in the Uniform Commercial Code) or possession of such assets (and, after commercially reasonable efforts, the issuers or any such guarantor, as applicable, are unable to cause the trustee to obtain such control or possession).

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

Federal bankruptcy law also could impair the trustee’s ability to foreclose upon the collateral.  If we or a guarantor become a debtor in a case under the United States Bankruptcy Code, as amended, or the Bankruptcy Code, if any, the automatic stay, imposed by the Bankruptcy Code upon the commencement of a case, would prevent the trustee from foreclosing upon the collateral or (if the trustee has already taken control of the collateral) from disposing of it, without prior bankruptcy court approval.

The bankruptcy court might permit us to continue to use the collateral while the bankruptcy case was pending, even if the Notes were then in default.  Under the Bankruptcy Code, holders of Notes and the trustee may be entitled to “adequate protection” of the interest of holders of Notes in the collateral as provided for in Section 361 of the Bankruptcy Code, if necessary to protect against any diminution in value during the case.  There can be no assurance that the court would require us to provide holders of Notes with any form of “adequate protection,” or that any protection so ordered would, in fact, be adequate.

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

For these and other reasons, if we or our subsidiaries, if any, become debtors in cases under the Bankruptcy Code, there can be no assurance:

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

•             manage our cash;

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

Required Regulatory Redemption—Note holders may be required to be licensed by a gaming authority and, if not so licensed, their Notes will be subject to redemption.

We are required to notify the Nevada Board as to the identity of, and may be required to submit background information regarding, each record or beneficial owner of the Notes.  For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise.  The Nevada Board may determine that holders of the Notes have a “beneficial interest” in the issuers.

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

Unless designated as an unrestricted subsidiary, each and any domestic subsidiary we form or acquire will be required to guarantee the Notes and grant a security interest in certain of its assets (junior to the security interest granted to the lenders under our Credit Facility) to secure its guarantee.  Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, under certain circumstances a court could avoid (i.e., cancel) a guarantee and the security interest in the guarantor’s assets, and order the return of any payments made hereunder to the guarantor or to a fund for the benefit of its other creditors.

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

Similarly, under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, under certain circumstances a court could avoid (i.e., cancel) the Notes and the security interest in an issuer’s assets, and order the return of any payments made there under to the issuer or to a fund for the benefit of its other creditors subject to certain safe-harbor provisions.

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

In 2005, we used a substantial portion of the proceeds from the Notes to repay amounts due under our then existing indebtedness.  To the extent that we used the proceeds of that indebtedness to make payments to Eastern & Western (the parent of one of our members), in connection with our acquisition of our hotel casino, a court might find that we did not receive reasonably equivalent value or fair consideration for incurring our debt obligations under the Notes to repay our existing indebtedness.  Alternatively, a court might find that repayment of the existing indebtedness, which is guaranteed by certain of our affiliates, was for the benefit of these affiliates.

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

ITEM 2.          PROPERTIES.

Our principal properties currently consist of the following:

Hooters Casino Hotel.  We own the approximately seven-acre site on which the Hooters Casino Hotel is located in Las Vegas, Nevada.  The Hooters Casino Hotel consists of an approximately 29,000 square-foot casino with 696 guest rooms located in the hotel casino building and within two towers.  In addition, a six-level, 556-space parking garage is located adjacent to the hotel casino, and 202 additional surface parking spaces are located on the site.

Executive Offices and Conference Facility.  We own an approximately two-acre site consisting of a one-level, 17,472 square-foot executive office building and conference facility and a 183-space parking lot.

Our Credit Facility and our Notes are secured by liens on all of our real property.

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

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6.                              SELECTED FINANCIAL DATA.

The historical selected financial data of 155 East Tropicana, LLC and of the Hôtel San Rémo Casino and Resort set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”  The statement of operations data for the periods ended December 31, 2008, 2007 and 2006, and the balance sheet data at December 31, 2008 and 2007 of 155 East Tropicana, LLC are derived from, and are qualified by reference to, the audited financial statements included in “Item 8. Financial Statements and Supplementary Data.”

155 EAST TROPICANA, LLC

	As of or for the periods ended
	December 31,
	2008	2007	2006	2005 (1) (2)
	(dollars in thousands)
Results of Operations:
Net revenues (3)	$60,095	$66,480	$67,956	$8,001
Operating expenses (4)	54,282	59,804	60,357	4,314
Depreciation	6,544	6,250	5,842	1,956
Intangible assets impairment charge	3,458	—	—	—
Pre-opening expense	—	—	5,293	4,825
Related party royalties expense	1,362	1,387	1,459	—
Loss on disposal of assets	—	—	1,199	—
Total operating loss	(5,551)	(962)	(6,194)	(3,094)
Interest expense, net (5)	(13,200)	(13,157)	(12,247)	(8,526)
Purchase deposit and extension fee	5,500	—	—	—
Loss on extinguishment of debt	—	—	—	(2,247)
Net loss	$(13,251)	$(14,119)	$(18,441)	$(13,867)
Balance Sheet:
Cash and cash equivalents	$4,980	$5,862	$6,164	$14,191
Total assets	126,427	139,147	145,593	163,159
Total debt (6)	141,362	138,587	134,940	130,000
Total liabilities	152,686	152,154	144,482	143,607
Members’ (deficit) equity	(26,259)	(13,007)	1,111	19,553

(1)

We obtained our gaming and liquor licenses, thereby completing the final stage of the acquisition of substantially all the assets and certain liabilities of the hotel casino, in October 2005. The results of operation reflect the casino and hotel operations from November 1, 2005 through December 31, 2005.

(2)	We were considered a development stage company until November 1, 2005.

(3)	Net revenues for 2005 include related party lease income of $5.4 million received from Eastern & Western for the lease of the hotel casino from January 1, 2005 through October 31, 2005.

(4)	Excludes depreciation expense, intangible assets impairment charge, pre-opening expense, related party royalties expense, and loss on disposal of assets.

(5)	Interest expense, net of interest income.

(6)	Total debt is classified as current.

The following historical information of the Hôtel San Rémo Casino and Resort is derived from its audited financial statements for 2004 through 2005.

HÔTEL SAN RÉMO CASINO AND RESORT

	Ten Months Ended October 31,
	2005 (1)	2004
	(dollars in thousands)
Results of Operations:
Revenues:
Casino	$8,947	$12,725
Food and beverage	5,557	7,969
Hotel and other	12,217	14,826
Gross revenues	26,721	35,520
Promotional allowances	(1,770)	(2,414)
Net revenues	$24,951	$33,106

Operating expenses:
Casino	$5,275	$6,796
Food and beverage	4,977	6,360
Hotel and other	3,628	4,377
General and administrative	6,678	7,860
Depreciation	335	1,419
Related party lease expense (2)	5,439	2,150
Restructuring costs	—	514
Total operating expense	$26,332	$29,476

Operating (loss) income	$(1,381)	$3,630

Other income (expenses):
Interest income from affiliate	$346	$444
Interest expense	(7)	(1,944)
Loss on sale of assets	—	(2)
Foreign currency translation	—	660
Total other income (expenses)	339	(842)
(Loss) income before income taxes	(1,043)	2,788
Benefit (provision) for income taxes	397	(867)
Net (loss) income	$(646)	$1,921

Balance sheet
Cash and cash equivalents	$2,903	$4,471
Total assets	8,215	12,297
Total debt	—	236
Total liabilities	4,355	4,824
Division equity	3,860	7,473

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

The following selected quarterly financial data of 155 East Tropicana, LLC for the years ended December 31, 2008 and 2007 is derived from the quarterly condensed consolidated financial statements of 155 East Tropicana, LLC . The financial data for the fourth quarter of 2008 and 2007 are derived from the annual consolidated financial statements of 155 East Tropicana, LLC included in “Item 8 Financial Statements and Supplementary Data.

155 EAST TROPICANA, LLC

	For the fiscal quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total
		(dollars in thousands)
Net revenues	$16,441	$16,123	$14,212	$13,319	$60,095
Operating (loss) income	1,071	259	(1,942)	(4,939)	(5,551)
Net income (loss) (1)	(2,195)	2,443	(5,261)	(8,238)	(13,251)

155 EAST TROPICANA, LLC

	For the fiscal quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total
		(dollars in thousands)
Net revenues	$17,542	$17,540	$16,229	$15,169	$66,480
Operating (loss) income	366	(832)	(356)	(140)	(962)
Net loss	(2,868)	(4,127)	(3,637)	(3,487)	(14,119)

(1) Net income for the second quarter of 2008 includes the $5.5 million income from the forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and net loss for the fourth quarter of 2008 includes the intangible assets impairment charge of $3.5 million.

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

Executive Overview

Liquidity and Financial Position

We have significant indebtedness and financial commitments in 2009.  As of December 31, 2008, we had $141.4 million in debt.  In the first quarter of 2009 we borrowed an additional $3.4 million on our Credit Facility, bringing our debt to $144.8 million at March 3, 2009.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  We have no other additional sources of borrowing available, except for certain equipment financing as allowed under our Notes and Credit Facility.

In addition to commitments under contractual agreements (see “Contractual Obligations”), our financial commitments and estimated capital expenditures in 2009 (as of December 31 2008) totaled approximately $14.5 million.  These financial commitments for 2009 consist of contractual maturities of long-term debt totaling $0.2 million, interest payments on long-term debt, estimated at $13.3 million, and $1.0 million of estimated capital expenditures.  In addition, we entered into a contract in 2009 to purchase a new slot accounting and marketing system for $2.5 million, which is being financed over 3 years.  The payments are $78,000 per month.  To fund our anticipated 2009 financial commitments we have the following sources of funds in 2009: (1) available borrowings under the Credit Facility of $3.4 million, which were borrowed during the first quarter of 2009, (2) limited equipment financing, (3) operating cash flow.  Our current expectations for 2009 indicate that operating cash flow will be lower than in 2008.  In 2008, we generated approximately $7.4 million in cash from operating activities excluding income from forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and before deducting cash paid for interest, which commitments are included in the list above.

Based on our anticipated future operations, we do not believe that cash on hand and expected cash flows will be adequate to meet our anticipated operational expenses, debt service on equipment leases and Credit Facility, capital expenses, and scheduled payments of interest on our Notes.  As a result, we will be unable to make the interest payment on the Notes due April 1, 2009.  The note holders could declare a default following the expiration of the 30 day grace period provided under the indenture governing the Notes.  An event of default under the Notes indenture would allow the Credit Facility lender to declare a default under the Credit Facility.  The Notes indenture and Credit Facility contain significant restrictions on our operations.  See Risk Factors – Restrictive Covenants.  Failure to comply with any restriction of the Notes indenture or the Credit Facility by us will cause a default, subject to any applicable grace periods, under the Notes indenture and/or the Credit Facility.  We expect to enter into discussions with the note holders and the Credit Facility lender to attempt to negotiate forbearance agreements pursuant to which they would agree not to declare, for a specified period of time, an event of default under the indenture or the Credit Facility.  We have engaged Jefferies & Company, Inc. as our financial advisor to assist us with our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business.  We and our advisors are actively working toward such a transaction.  We cannot assure you that we will be successful in negotiating a forbearance with the note holders or Credit Facility lender or in undertaking any such alternative in the near term.

If we were not successful in obtaining a forbearance or entering into a transaction to address our liquidity and capital structure, the note holders would have the ability to accelerate repayment of all amounts outstanding under the indenture ($135.7 million at March 31, 2009) and the Credit Facility lender would have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at March 31, 2009).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated upon a default, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or restructuring, if necessary.  If we were unable to do so, we may be required to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about our ability to continue as a going concern.  We have classified all of the debt at December 31, 2008 as current in the accompanying financial statements, but they do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Overview for 155 East Tropicana, LLC

155 East Tropicana, LLC (“we”, “us”, “our”, or “155”) was formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), from Eastern & Western Hotel Corporation (“Eastern & Western”). Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. The owners of Hooters Gaming LLC, which include most of the original founders of the Hooters brand, hold licenses to sell wholesale foods and calendars and to operate hotel casinos in Nevada and Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois, and downtown Manhattan in New York. Lags Ventures, LLC is owned by a holder of the license rights to certain Hooters restaurants in South Florida and the State of Nevada. Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 2 Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC, while our President owns the balance. Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel. The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001. As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants. Pursuant to the Hooters license assignment; we are required to pay Hooters of America a royalty fee, which totaled approximately $1.1 million for the year ending December 31, 2008. Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement. The old notes were subsequently exchanged with new notes, or (“Notes”), registered under the Securities Act of 1933 on Form S-4. Interest payments on the Notes are due semi-annually, on each April 1 and October 1. We used the proceeds from the offering to refinance existing indebtedness, and used the remaining proceeds (together with cash from operations and proceeds from equipment financing) to renovate the hotel casino and to provide working capital.

In connection with the offering, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for facilitating the offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility (“Credit Facility”) concurrently with the offering. At December 31, 2008, $11.1 million was outstanding on the Credit Facility.  As of March 3, 2009, $14.5 million was outstanding on the Credit Facility, which, together with a letter of credit in the amount of $0.5 million, represents all of the funds available under the Credit Facility.

Prior to November 1, 2005 we conducted no business operations other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets by the Hôtel San Rémo. Under a casino lease and hotel lease, Eastern & Western operated the Hôtel San Rémo. After obtaining the necessary gaming and liquor licenses to operate the hotel casino in October 2005, we assumed operations of the hotel casino on November 1, 2005 and the leases with Eastern & Western were terminated.

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

Food, beverage and entertainment revenues are derived from food and beverage sales in the food, bar and entertainment outlets of the hotel casino, including restaurants, room service, bars, entertainment showroom and banquets. Food, beverage, and entertainment revenue is recognized at the time food and/or beverage is provided to the guest. “Covers” are the number of patrons served in a food outlet. “Average check” is the average amount of food and beverage revenue charged to patrons on their restaurant checks.

The following table summarizes the results of operations of 155 East Tropicana, LLC (in thousands):

	155 E. Tropicana, LLC	155 E. Tropicana, LLC		155 E. Tropicana, LLC
	Year Ended December 31, 2008	Year Ended December 31, 2007	% Change 2008 - 2007	Year Ended December 31, 2006	% Change 2007 - 2006
	(dollars in thousands)
Casino revenues	$24,951	$24,993	-0.2%	$27,075	-7.7%
Casino expenses	14,572	14,883	-2.1%	14,349	3.7%
Profit margin	41.6%	40.5%	47.0%

Food, beverage and entertainment revenues	$22,137	$23,318	-5.1%	$23,621	-1.3%
Food, beverage and entertainment expenses	14,501	17,722	-18.2%	18,974	-6.6%
Profit margin	34.5%	24.0%		19.7%

Hotel and other revenues	$20,686	$24,484	-15.5%	$22,696	7.9%
Hotel and other expenses	8,066	9,222	-12.5%	8,786	5.0%
Profit margin	61.0%	62.3%		61.3%

Promotional allowances	$7,678	$6,316	21.6%	$5,436	16.2%
Percent of gross revenues	11.3%	8.7%		7.5%

General and administrative expenses	$17,143	$17,978	-4.6%	$18,248	-1.5%
Percent of net revenues	28.4%	27.0%		26.9%

Depreciation expense	$6,544	$6,250	4.7%	$5,842	7.0%

Intangible assets impairment charge	$3,458	$—		$—

Pre-opening expenses	$—	$—		$5,293

Related party royalties expense	$1,362	$1,387	-1.8%	$1,459	-4.9%

Loss on disposal of assets	$—	$—		$1,199

Purchase deposit and extension fee	$5,500	$—		$—

Interest income	$124	$91	36.3%	$499	-81.8%

Interest expense	$13,324	$13,248	0.6%	$12,746	3.9%

Comparison of Year Ended December 31, 2008 with the Year ended December 31, 2007

The current state of the economy has negatively impacted our results of operations in 2008 and we expect that impact to continue in 2009.  Because we are in the hospitality and recreation business, which is largely dependant on discretionary spending, we believe that the weak housing market, increases in unemployment, decreases in air flights to Las Vegas, decreases in the value of stock and other investments and the general tightening of spending on business travel have all affected visitations to Las Vegas and the spending budget of our customers.

Our operating results of the first quarter of 2009 indicate to us that there may be further decreases in visitor volumes to Las Vegas and in customer spending, including convention participants.  Because of these economic conditions, we have continued to focus on managing costs.  For 2009 we froze management salaries, are managing staffing levels, will not make matching contributions to the 401K plan and will continue to eliminate other operating expenses where possible.

Net loss of $13.3 million was generated for the year ended December 31, 2008 compared to a net loss of $14.1 million for the year ended 2007.  The $0.8 million improvement was due to $5.5 million in income from forfeited deposits and extension fees as described in more detail in the paragraphs below, netted against a non-cash impairment charge to intangible assets of $3.5 million and a decline in net revenue.

The operating loss of $5.6 million for the year ended December 31, 2008 increased by $4.6 million from a loss of $1.0 million in the same period last year.  We charged a $3.5 million write-down of goodwill and other intangible assets to operations in 2008.  In addition, the remaining decrease in profitability from operations was due to a decline in revenues of $6.4 million, partially offset by a cost savings of $5.3 million in other operating expenses.

Net operating revenues for the year ended December 31, 2008 were $60.1 million; a decrease of $6.4 million or 9.6%, from $66.5 million of net operating revenues for the year ended December 31, 2007 and were largely as a result of the $3.8 million or 15.5% decline in hotel and other revenues.

Casino.  Casino revenues were flat at $25.0 million for both years ended December 31, 2008 and 2007, in spite of a decline on the Las Vegas Strip of 10.6% in gaming revenue for the year ended December 31, 2008 according to Gaming Revenue Report issued by the Nevada State Gaming Control Board.  We outperformed the market due to new aggressive slot promotions offered during the year.

Table games revenue was $8.9 million for the year ended December 31, 2008, a decrease of $0.7 million, or 7.2%, compared to the table games revenue of $9.6 million from the prior year.  Table game drop decreased to $51.9 million, or by 9.0%, for the year ended December 31, 2008 compared to $57.0 million for the year ended December 31, 2007, while table game hold percentage increased from 16.8% in 2007 to 17.1% in 2008.  The table games generated an average win per table of $932 per day for the year ended 2008 compared to $873 for the year ended 2007. Slot revenue of $15.5 million for the year ended December 31, 2008 was an increase of $0.8 million or 5.5% compared to $14.7 million in the same period in 2007.  The average win per machine per day was $67 for the year ended December 31, 2008 compared to $62 for the same period in 2007.

Casino expenses decreased by $0.3 million or 2.1% to $14.6 million for the year ended December 31, 2008 compared to $14.9 million for the year ended December 31, 2007.  The decrease was due to controls over payroll and benefits in the table games department that saved $0.7 million in expenses, partially offset by additional casino marketing expense.  The profit margin for casino operations increased from 40.5% during the year ended December 31, 2007 to 41.6% during the year ended December 31, 2008.

Food, beverage and entertainment.  Food, beverage and entertainment revenue was $22.1 million for the year ended December 31, 2008 as compared to $23.3 million for December 31, 2007, a decrease of $1.2 million or 5.1%.  The food revenues decreased $0.7 million or 5.6% to $12.2 million for the year ending December 31, 2008 compared to $12.9 million for the year ending December 31, 2007. Beverage revenue (which includes complimentary beverages) decreased by $1.0 million or 10.4% to $8.5 million for the year ended December 31, 2008 from $9.5 million during the year ended December 31, 2007.  Showroom revenue increased $0.6 million in 2008 to $1.4 million as compared to showroom revenue of $0.8 million in 2007.

Food, beverage and entertainment expenses decreased from $17.7 million during the year ended December 31, 2007 to $14.5 million during the year ended December 31, 2008, a decrease of $3.2 million or 18.2%.  The cost savings were due to the consolidation of food operations from three restaurants to two and the elimination of excess labor in food preparation.  The profit margin for food, beverage and entertainment operations increased from 24.0% during the year ended December 31, 2007 to 34.5% during the year ended December 31, 2008 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) decreased by $3.8 million, or 15.5%, to $20.7 million for the year ended December 31, 2008 from $24.5 million for the year ended December 31, 2007.  Room revenue decreased $3.0 million or 16.2% to $15.2 million for the year ended December 31, 2008 compared to $18.2 million in 2007 due to a drop in average daily room rate (“ADR”). The ADR decreased by 18.5% to $66 for the year ended December 31, 2008 compared to $81 for the prior year.  This drop in ADR exceeds the Las Vegas average decline in ADR of 9.8% as published for 2008 by the Las Vegas Convention and Visitor Authority (“LVCVA”).  Occupancy for the year ended December 31, 2008 increased to 91.6% compared to 89.6% for year ended December 31, 2007, an increase of 2.0% in the hotel occupancy.   According to the LVCVA, the average occupancy in Las Vegas dropped 4.4% and visitor counts dropped 4.4% in 2008.

Sales from the retail outlets was $4.4 million in the year ended December 31, 2008, a decrease of $0.5 million from the year ended December 31, 2007.

Hotel and other expenses decreased by $1.1 million or 12.5% from $9.2 million during the year ended December 31, 2007 to $8.1 million during the year ended December 31, 2008 due to operational efficiencies in payroll and departmental expenses. The profit margin for hotel and other was 61.0% for the year ended December 31, 2008 compared to 62.3% for the same period in the prior year.

General and administrative.  General and administrative expense includes costs associated with marketing, information technology, and finance, accounting, property operations and in 2008, corporate restructuring costs.  General and administrative expense decreased $0.9 million or 4.6% to $17.1 million for the year ended December 31, 2008 compared to $18.0 million for the year ended December 31, 2007. This decrease was principally due to a $0.3 million decrease in payroll and benefits, $0.1 million in insurance, $0.2 million in utilities, $0.2 in advertising expenses, $0.6 million in general expenses, offset by $0.5 million spent for corporate restructuring consultants.

Depreciation and amortization expense.  Depreciation and amortization expense of $6.5 million for the year ended December 31, 2008 increased by $0.3 million, or 4.7%, from $6.2 million for the year ended December 31, 2007.

Intangible assets impairment charge.   With respect to our goodwill and other indefinite-lived intangible assets, we performed our annual test during the fourth quarter of 2008.  As a result of this analysis, we recognized a non-cash impairment charge of $2.2 million to write-off the goodwill associated with the acquisition of the San Remo Hotel & Casino in 2004 and a non-cash $1.3 million write-down of the Hooters licensing, trademark.  The impairment charges resulted from factors impacted by current economic conditions.   We lowered our forecasts of cash flows from operations in future years and applied a higher discount rate as a result of the turmoil in the credit and equity markets.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $1.4 million during both the years ended December 31, 2008 and 2007. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Income on purchase deposit and extension fee.  In June of 2008, we recorded income on forfeited deposits and extension fees of $5.5 million in connection with the termination of the purchase agreement (the “Purchase Agreement”) with Hedwigs Las Vegas Top Tier, LLC. (“Hedwigs”).

Interest income.  Interest income was $124,000 for the year ended December 31, 2008, compared to $91,000 for the year ended December 31, 2007.

Interest expense.  Interest expense was $13.3 million for the year ended December 31, 2008, compared to $13.2 million for the year ended December 31, 2007, an increase of $0.1 million due to an increase in the debt outstanding on the line of credit.  .

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Comparison of Year Ended December 31, 2007 with the Year ended December 31, 2006

In comparing the ended December 31, 2007 to 2006, it should be noted that the Hooters Casino Hotel was open for business for the full year ended December 31, 2007. The results of operations for the year ended December 31, 2006 include the month of January 2006 when the property was essentially closed for remodeling and the first eleven months of operations of the Hooters Casino Hotel from February 3, 2006 through December 31, 2006.

In spite of the negative effect of remodeling in January 2006, net operating revenues for the year ended December 31, 2007 were $66.5 million, a decrease of $1.5 million or 2.2%, from $68.0 million generated during the previous year. A decrease of $0.9 million in net revenue was the result of increased promotional allowances because of increased slot club cash back of $0.4 million and other complimentaries given away. Entertainment complimentaries totaled $0.5 million given away to promote trips to the property  The media and excitement that accompanied the grand opening of the Hooter’s Casino Hotel in February 2006 caused a three month spike in revenues resulting from trial visitations.  The decline in gross revenues in 2007 is largely attributable to a decline in casino revenues.  Table games and slot revenues both declined, due to a decrease in casino table drop and coin-in volumes.

Casino. Casino revenues decreased by $2.1 million or 7.7% to $25.0 million for the year ended December 31, 2007, compared to $27.1 million for the year ended December 31, 2006.  This decline in casino revenue is the result of a general decline in the property’s visitor traffic.  According to the Nevada Gaming Control Board, although the Las Vegas Strip in total enjoyed a marginal increase in gaming revenue of 2.1% for 2007 compared to 2006, the smaller Strip properties, such as we are, reported declines in gaming revenue.

Table games revenue was $9.5 million for the year ended December 31, 2007, a decrease of $1.5 million or 14% compared to table game revenue of $11.0 million from the year ending December 31, 2006. During the year ended December 31, 2007, table game volume (or drop) was reduced by $7.4 million or 11.0%, in addition to a lower hold percentage. The hold percentage for table game win was 16.8% in 2007 compared to 17.1% for the year ended 2006.  The table games generated an average win per table of $873 per day for the year ended December 31, 2007 as compared to $1,013 per day after the opening of the Hooters Casino on February 3 through December 31, 2006.

According to Gaming Revenue Reports published by the Nevada Gaming Control Board, the average win per table for the five Las Vegas Strip casinos with average gaming revenue of $12 to $36 million for 2007 was $773 and table game revenue fell by $4.4 million or 13.6% in 2007 as compared to 2006.  The average win per table game for the seven Las Vegas Strip casinos with an average gaming revenue of $36 to $72 million was $997 in 2007 and table game revenue fell by $8.1 million or 7.4% in 2007 as compared to 2006.  Our table games win per table for 2007 is within industry norms, although (as occurred in a slightly lesser degree in comparable Strip properties), our table games revenue has dropped from 2006.   We believe that this is indicative of an overall softening of the Las Vegas Strip casino revenues that has affected smaller properties the hardest.

 Slot revenue was $14.6 million for the year ended December 31, 2007, which was a decrease of $0.9 million or 5.8% compared to $15.5 million in the same period in 2006. With the exception of $0.1 million, the entire slot revenue for 2006 was generated after grand opening through December 31, 2006.  The average win per machine per day was $62 for the year ended December 31, 2007 as compared to $73 from February 3, 2006 to December 31, 2006. Our decrease in slot revenue is not inconsistent with other competitors.

According to Nevada Gaming published reports, the average win per unit for the five Las Vegas Strip casinos with an average gaming revenue of $12 to $36 million for 2007 was $73 in 2007 and slot revenue fell by $9.5 million or 10.4% in 2007 as compared to 2006.  The average win per unit for the seven Las Vegas Strip casinos with an average gaming revenue of $36 to $72 million was $116 for 2007 and slot revenue fell by $6.7 million or 2.4% in 2007 as compared to 2006.    We believe that our slot revenue win per unit can be increased to a more competitive level in future periods by focusing on special slot promotions, direct marketing programs and other programs targeted to increase casino traffic.  Those programs were instituted in late 2007 and early 2008.

Casino expenses of $14.9 million for the year ended December 31, 2007 were up $0.6 million from $14.3 million for the year ended December 31, 2006 due to increased casino marketing costs and participation fees, offset partially by decreased operating expenses on the casino floor. The profit margin for casino operations decreased from 47.0% during the year ended December 31, 2006 to 40.5% during the year ended December 31, 2007.

Food, beverage, and entertainment.  Food, beverage, and entertainment revenue decreased $0.3 million or 1.3% to $23.3 million for the year ended December 31, 2007 compared to $23.6 million for the year ended December 31, 2006. Beverage revenue of $8.7 million (which includes complimentary beverages) decreased by $1.2 million, or 13%, from $10.0 million during the year ended December 31, 2006. This decrease is due largely to the closing of the “13” Martini Bar and a decline in other bar revenues.  Our showroom, which opened mid April 2007, generated $0.8 million in entertainment ticket revenues for the year ended December 31, 2007, of which $0.5 million was complimentary revenues.

Food revenue increased from $13.6 million for the year ended December 31, 2006 to $13.7 million for the year ended December 31, 2007 an increase of $0.1 million or 1%. The increase was due to a $1.1 million food revenue increase in Marino’s. Marino’s offered a new dinner special, which generated additional revenue.  In addition, the Dam 24-hour coffee shop was closed on October 24, 2007 and Marino began operations at that time as a 24-hour restaurant.  For the months of November and December 2007, Marino’s revenue increased $0.5 million or 194%, largely due to this change in operations.  The increase in Marino’s food revenue was partially offset by a decrease of $0.5 million at the Dam 24-hour coffee shop for 2007 compared to 2006.

Food, beverage, and entertainment expenses decreased from $18.9 million during the year ended December 31, 2006 to $17.7 million during the year ended December 31, 2007, a decrease of $1.2 million. The profit margin for food, beverage, and entertainment operations increased to 24% for the year ended December 31, 2007 from 19.7% in the same period in 2006 due to cost control. We saved $0.4 million in food operating expenses in November and December 2007 as a result of closing the Dam 24-hour restaurant on October 24, 2007.  We generated these savings because we were able to consolidate our front-of-the-house serving staff and close kitchen operations for the Dam restaurant to more efficiently operate out of the Marino’s kitchen.  The additional savings were the result of various cost savings that were initiated throughout the year such as reducing staffing levels to match business levels, cutting entertainment costs, closing sushi and deli operations and reducing other miscellaneous expenses.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa, and other miscellaneous revenue) increased $1.8 million to $24.4 million for the year ended December 31, 2007 from $22.6 million for the year ended December 31, 2006.

Room revenue was $18.3 million for the year ended December 31, 2007 compared to $16.2 million in the same period in 2006. This increase was a result of an increase in occupancy, offset by a decrease in average daily room rates. Average daily room rates decreased slightly from $91 for the year ended December 31, 2006 to $74 for the year ended December 31, 2007, while occupancy rates increased from 78.6% for the year ended December 31, 2006 to 89.6% for the year ended December 31, 2007. Occupancy rates increased largely because of successful targeted marketing efforts in southern California and increased sales through the wholesalers, internet providers and our group sales.

Sales from our retail outlets selling Hooters logo merchandise decreased 6.0 % from $5.1 million for the year ended December 31, 2006 to $4.8 million for the year ended December 31, 2007 due to a general decline in traffic. Other miscellaneous revenue remained constant.

Hotel and other expenses increased to $9.2 million for the year ended December 31, 2007 from $8.8 million for the year ended December 31, 2006. These increases in expenses were largely due to operating the hotel for a full twelve months in 2007, as compared to eleven month of operations in 2006.  Hotel operations cut costs in several areas.  The profit margin for hotel and other of 62.3% improved for 2007 compared to 61.3% for 2006. Retail sales generated a profit margin of 42.91% for the year ended December 31, 2007 compared to 47.69% for the year ended December 31, 2006.

General and administrative. General and administrative expense includes costs associated with marketing, information technology, and finance, accounting, and property operations. General and administrative expense decreased $0.2 million to $18.0 million for the year ended December 31, 2007 compared to $18.2 million for the year ended December 31, 2006. This decrease was principally due to decreases in advertising and marketing expenses for the year ended December 31, 2007 as compared to 2006.

Depreciation and amortization expense. Depreciation and amortization expense of $6.2 million for the year ended December 31, 2007 increased by $0.4 million, or 7.0%, from $5.8 million for the year ended December 31, 2006. This increase in depreciation expense was due to recording a full twelve months of depreciation in 2007 compared to eleven months in 2006 and also depreciation on additional asset purchases.

Related party royalties expense. Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc. These related party royalties expense totaled $1.4 million and $1.5 million during the years ended December 31, 2007 and 2006, respectively. The payment of the related party royalties is restricted under the Notes indenture. The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year. The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest income. Interest income was $90,953 for the year ended December 31, 2007, compared to $498,607 for the year ended December 31, 2006. In 2006, the Company earned interest on construction funds, which were used during 2006 to pay for construction costs.

Interest expense. Interest expense was $12.7 million for the year ended December 31, 2006, compared to $13.2 million for the year ended December 31, 2007, an increase of $0.5 million. The increase in interest expense is largely attributable to $5.3 million in interest expense on the Credit Facility and the equipment purchase agreements we entered into during 2006 and 2007.

Provision for income taxes. 155 is a limited-liability company and are treated as a partnership for federal income tax purposes. Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements. Taxable income or loss will be included in the income tax returns of the members.

Liquidity and Capital Resources (155 East Tropicana, LLC)

For additional discussion of our liquidity and capital resources, please see “Liquidity and Financial Position” discussion presented in the Executive Overview at the beginning of Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the accompanying consolidated financial statements.

For year ended December 31, 2008, we were provided $0.7 million of cash from operating activities, which was augmented by income of $5.5 million in forfeited deposits and extension fees related to the termination of the Purchase Agreement, which we received from Hedwigs in 2007 and 2008.

For the year ended December 31, 2008, $0.7 million of cash was used for capital expenditures.

For the year ended December 31, 2008, we used $0.7 million of cash from financing activities. We borrowed $4.8 million on our line of credit, offset by $2.0 million in principal payments on debt.  Deposits of earnest money and extension fees of $2.0 million received in 2008 (along with $3.5 million received in 2007) were taken to net income upon the termination of the Purchase Agreement on June 6, 2008.

The Notes indenture contains certain provisions, which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our Credit Facility is a revolving credit facility of $15.0 million, which originally matured on March 30, 2009.  On August 13, 2008, the term of the Credit Facility was extended to September 30, 2011 with the payment of a $150,000 extension fee.  As of December 31, 2008, we had outstanding draws of $11.1 million. An additional $0.5 million of the Credit Facility is not available due to an outstanding letter of credit issued.  Subsequent to year end, we borrowed an additional $3.4 million.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  All outstanding principal and interest under the Credit Facility is due and payable on September 30, 2011 unless accelerated under the default provisions.  Due to a potential default under the Note indenture and Credit Facility, we have classified the amount due under the Credit Facility and Notes and all other debt, totaling $141.4 million, as a current liability at December 31, 2008.

At December 31, 2008, we had cash and cash equivalents of approximately $5.0 million on hand and approximately $3.4million available under our Credit Facility.   As of March 3, 2009, we had fully drawn our Credit Facility.  As of March 3, 2009, the Company had cash and cash equivalents of $7.9 million.

Contractual Obligations

The following table summarizes the contractual commitments of 155 East Tropicana, LLC as of December 31, 2008:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
	(dollars in thousands)
Long-term debt (1)	$141,080	$—	$141,080	$—	—
Equipment purchase agreements (2)	282	238	44	—	—
Operating contracts (3)	6,303	4,852	1,447	4	—
Total	$147,665	$5,090	$142,571	$4	$—

(1)          The debt represents the $11.1 million in outstanding draws against our Credit Facility as of December 31, 2008 due on September 30, 2011 and the $130.0 million Notes issued on March 29, 2005 and due in 2012, if the Credit Facility and Notes are not accelerated under default provisions.

(2)          We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.

(3)          Operating contracts represent various contracts for services in connection with the operations of the Hooters Casino Hotel.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of 155 East Tropicana, LLC’s consolidated financial statements.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation.  These accounting policies are stated in the notes to the financial statements and in relevant sections of the management discussion and analysis.  These estimates are based on the information currently available to management and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results could vary from those estimates and estimates and assumptions may be changed in the future.  Changes in these estimates and assumptions may have a material affect on the results of operations and financial condition of 155 East Tropicana, LLC.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. We evaluate the amortization periods and possible impairment of its intangible assets in accordance with SFAS No. 142 on an annual basis.  The intellectual property related to the Hooters brand contributed to us and the Goodwill are intangible assets not subject to amortization.  The slot customer list is being amortized using the straight line method over five years.

We perform our annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each year.  Goodwill is tested for impairment using a discounted cash flow analysis based on our forecasted future results discounted for cost of capital.  The impairment of the Company’s Hooter’s license trademark is tested for impairment using the relief-from-royalty method.

There are several estimates inherent in evaluating these assets for impairment.  In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.  In addition, the determination of capitalization rates and discount rates used in the goodwill impairment test are highly judgmental and dependent in large part on expectations of future market conditions.

See Intangible Assets in Note 3 of the consolidated financial statements for discussion of impairment of goodwill and Hooter’s license trademark recorded in 2008.

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

Player Club Points.  Our slot club allows customers to earn certain complimentary products and services or cash back, based on the volume of the customer’s gaming activity.   We have recorded a liability for the estimated cost of the complimentary products and services or cash back earned by customers and not redeemed. At the time redeemed, the retail value of complimentaries under the program is recorded as revenue with a corresponding offsetting amount included in promotional allowances.  The cost associated with complimentary food, beverage, rooms, entertainment, and merchandise redeemed under the program is recorded in casino costs and expenses.  Play Club points redeemed for cash are recorded as a promotional allowance.

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

Recently Issued Accounting Pronouncements. In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities. This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective during the three months ending March 31, 2009 and is to be applied on a retrospective basis to all periods presented. The issue is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. The adoption of FSP No. EITF 03-6-1 will not have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  We do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At December 31, 2008, we had $130,000,000 aggregate principal amount of the Notes, slot equipment purchase agreements of $0.2 million carrying an imputed interest rate of 3.327%, and hotel equipment purchase agreements of $0.08 million carrying an imputed interest rate of 11.72%.   The Notes carry a fixed interest rate of 8.75%, provided no events of default have occurred.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans.  We have market risk associated with funds that may be borrowed on our $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of our Credit Facility will mature on September 30, 2011.  At December 31, 2008, $11.1 million was outstanding under the variable rate Credit Facility, carrying interest at 6.21%.  Assuming a 100 basis-point change in LIBOR at December 31, 2008 and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $145,000.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of 155 East Tropicana, LLC are presented herein on the pages indicated:

155 EAST TROPICANA, LLC

Report of Independent Registered Public Accounting Firm

To the Members of 155 East Tropicana, LLC:

We have audited the accompanying consolidated balance sheets of 155 East Tropicana, LLC and its subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a working capital deficiency and has an accumulated deficit.  In addition, the Company anticipates they will be unable to meet 2009 payment obligations under debt agreements, which, absent forebearance or waiver from the creditors, will result in an event of default. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2.  The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 31, 2009

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,980,299	$5,861,991
Accounts receivable, net of allowance for doubtful accounts of $199,872 and $90,831 in 2008 and 2007, respectively	662,683	1,880,454
Inventories	839,643	931,029
Prepaid expenses	1,409,819	1,576,356
Total current assets	7,892,444	10,249,830
Property and equipment, net	111,254,020	117,084,512
Other long-term assets:
Deferred financing costs	3,801,924	4,971,161
Intangible assets	2,995,168	6,505,209
Other assets	483,695	336,022
Total other long-term assets	7,280,787	11,812,392
Total assets	$126,427,251	$139,146,734

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$2,794,378	$2,974,233
Accrued interest payable	2,843,750	2,843,750
Accrued liabilities	1,475,062	1,399,930
Purchase deposit and extension payments	—	3,500,000
Current portion of long-term debt	141,362,004	2,035,273
Total current liabilities	148,475,194	12,753,186
Related party royalties payable	4,210,567	2,848,796
Long-term debt	—	136,552,084
Total liabilities	152,685,761	152,154,066

Commitments and contingencies

Members’ (deficit) equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(60,591,885)	(47,340,707)
	(26,258,510)	(13,007,332)
Total liabilities and members’ (deficit) equity	$126,427,251	$139,146,734

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2008	2007	2006

Operating revenues:
Casino	$24,950,887	$24,993,443	$27,075,446
Food, beverage and entertainment	22,136,579	23,318,248	23,620,776
Hotel and other	20,685,695	24,483,805	22,696,316
	67,773,161	72,795,496	73,392,538
Less promotional allowances	(7,678,360)	(6,315,609)	(5,436,431)
Net operating revenues	60,094,801	66,479,887	67,956,107

Operating expenses:
Casino	14,572,098	14,882,800	14,349,153
Food, beverage and entertainment	14,501,343	17,721,954	18,973,914
Hotel and other	8,065,765	9,222,140	8,785,883
General and administrative	17,142,894	17,977,767	18,248,203
Depreciation and amortization	6,543,518	6,249,991	5,841,526
Intangible assets impairment charge	3,458,131	—	—
Pre-opening expenses	—	—	5,292,834
Related party royalties expense	1,361,772	1,386,914	1,459,162
Loss on disposal of assets	—	—	1,199,470
Total operating expenses	65,645,521	67,441,566	74,150,145
Operating loss	(5,550,720)	(961,679)	(6,194,038)

Other income (expense):
Interest expense, net of capitalized interest of $0, $0, and $202,873 for the years ended December 31, 2008, 2007 and 2006, respectively	(13,324,441)	(13,248,133)	(12,745,839)
Interest income	123,983	90,953	498,607
Forfeited purchase deposit and extension fee	5,500,000	—	—
Other income (expense), net	(7,700,458)	(13,157,180)	(12,247,232)
Net loss	$(13,251,178)	$(14,118,859)	$(18,441,270)

Income (loss) allocable to preferred and common member interests:
Income allocable to preferred interest EW Common, LLC	$1,000,000	$1,000,000	$833,333

Loss allocable to common member interests	(14,251,178)	(15,118,859)	(19,274,603)
Net loss	$(13,251,178)	$(14,118,859)	$(18,441,270)

The accompanying notes are an integral part of these consolidated financial statements

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ (DEFICIT) EQUITY

	Florida Hooters LLC	EW Common LLC	Total

Balance at December 31, 2005	(520,343)	20,073,140	19,552,797

Net loss during the year ended December 31, 2006	(12,294,180)	(6,147,090)	(18,441,270)

Balance at December 31, 2006	(12,814,523)	13,926,050	1,111,527

Net loss during the year ended December 31, 2007	(9,412,573)	(4,706,286)	(14,118,859)

Balance at December 31, 2007	(22,227,096)	9,219,764	(13,007,332)

Net loss during the year ended December 31, 2008	(8,834,163)	(4,417,015)	(13,251,178)

Balance at December 31, 2008	$(31,061,259)	$4,802,749	$(26,258,510)

 The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Cash Flow From Operating Activities
Net loss	$(13,251,178)	$(14,118,859)	$(18,441,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,543,518	6,249,991	5,841,526
Amortization of debt issuance costs	1,169,237	1,395,464	1,299,484
Amortization of intangible asset	51,910	51,910	51,909
Intangible assets impairment charge	3,458,131	—	—
Loss on disposal of assets	—	—	1,199,470
Changes in assets and liabilities:
Accounts receivable	1,217,771	(270,698)	(961,980)
Inventories	91,386	(84,378)	(700,312)
Prepaid expenses	166,537	(6,376)	(794,144)
Accounts payable	(179,855)	5,169	(354,035)
Accrued interest payable	—	—	(20,646)
Accrued liabilities	75,132	(866,810)	882,091
Related party royalties payable	1,361,771	1,386,915	1,461,881
Net cash provided by (used in) operating activities	704,360	(6,257,672)	(10,536,026)

Cash Flow From Investing Activities
Capital expenditures	(713,026)	(886,100)	(19,693,731)
Change in construction payable	—	—	(6,034,450)
Change in restricted cash	—	—	29,345,513
Decrease (increase) in other assets	(147,674)	7,251	518,292
Net cash (used in) provided by investing activities	$(860,700)	$(878,849)	$4,135,624

 The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Cash Flow From Financing Activities
Payment of debt financing costs	$—	$—	(379,370)
Proceeds from issuance of long-term debt	4,824,212	5,342,955	912,610
Due to/from Hôtel San Rémo	—	—	30,508
Principal payments on equipment purchase agreements	(2,049,565)	(2,008,635)	(2,190,539)
Redemption of purchase deposits and extension fees	(5,500,000)
Proceeds from purchase deposit and extension payments	2,000,000	3,500,000	—
Net cash (used in) provided by financing activities	(725,353)	6,834,320	(1,626,791)

Decrease in cash and cash equivalents	(881,692)	(302,201)	(8,027,193)
Cash and cash equivalents, beginning of period	5,861,991	6,164,192	14,191,385
Cash and cash equivalents, end of period	$4,980,299	$5,861,991	$6,164,192

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$12,155,204	$11,852,669	$12,766,485

Assets acquired through equipment purchase agreements	$—	$312,619	$6,218,347

 The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.  Organizational and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp. through a $130 million Senior Secured Notes offering on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually as described in Note 10.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

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

On February 3, 2006, the new Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel features a casino floor with 633 slot and video poker machines, 28 table games, 696 hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, and Dan Marino’s restaurant, (which began offering 24 hour service as of October 24, 2007, when the coffee shop was closed) a sports bar, and several bars and Night Owl Showroom. The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

During 2007, the Company entered into a definitive Asset Purchase Agreement with Hedwigs Las Vegas Top Tier, LLC (the “Hedwigs”), an affiliate of the investment group led by NTH Advisory Group, LLC, and received a total of $5.5 million in non-refundable deposits and extension fees in 2007 and 2008.  In connection with the Purchase Agreement, Hedwigs was required to make a $0.5 million payment to the Company on or before June 6, 2008 or the Purchase Agreement automatically terminated. Hedwigs did not make the payment. Accordingly, the Purchase Agreement terminated on June 6, 2008. See note 11, asset purchase agreement.

Significant intercompany transactions between the Company and its wholly owned subsidiary have been eliminated in consolidation.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Liquidity and Financial Position

The Company has significant indebtedness and financial commitments in 2009.  As of December 31, 2008, the Company had $141.4 million in debt.  In the first quarter of 2009 the Company borrowed an additional $3.4 million under the Credit Facility, increasing debt to $144.8 million at March 3, 2009.  Currently, the Credit Facility is fully extended and the Company has no additional availability to borrow against the Credit Facility.  The Company has no other additional sources of borrowing available, except for certain equipment financing as allowed under our Notes and Credit Facility.

In addition to commitments under contractual agreements (see “Contractual Obligations”), the Company’s financial commitments and estimated capital expenditures in 2009, as of December 31 2008, totaled approximately $14.5.  These financial commitments for 2009 consist of contractual maturities of long-term debt totaling $0.2 million, interest payments on long-term debt, estimated at $13.3 million, and $1.0 million of estimated capital expenditures.  In addition, we entered into a contract in 2009 to purchase a new slot accounting and marketing system for $2.5 million, which is being financed over 3 years.  The payments are $78,000 per month.  To fund its anticipated 2009 financial commitments the Company has the following sources of funds in 2009: (1) available borrowings under the Credit Facility of $3.4 million, which were borrowed during the first quarter of 2009, (2) limited equipment financing, (3) operating cash flow.  The Company’s current expectations for 2009 indicate that operating cash flow will be lower than in 2008.  In 2008, the Company generated approximately $7.4 million in cash from operating activities excluding income from forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and before deducting cash paid for interest, which commitments are included in the list above.

Based on anticipated future operations, the Company does not believe that cash on hand and expected cash flows will be adequate to meet our anticipated operational expenses, debt service on equipment leases and Credit Facility, capital expenses and scheduled payments of interest on our Notes.  As a result, the Company will be unable to make the interest payment on the Notes due April 1, 2009.  The note holders could declare a default following the expiration of the 30 day grace period provided under the indenture governing the Notes.  An event of default under the Notes indenture would allow the lender to declare a default under the Credit Facility.  The Notes indenture and Credit Facility contain significant restrictions on the operations of the Company.  See Risk Factors – Restrictive Covenants.  Failure to comply with any restriction of the Notes indenture or the Credit Facility by the Company will cause a default, subject to any applicable grace periods, under the Notes indenture and/or the Credit Facility.  The Company expects to enter into discussions with the note holders and the Credit Facility lender to attempt to negotiate forbearance agreements pursuant to which they would agree not to declare, for a specified period of time, an event of default under the indenture or the Credit Facility.  The Company has engaged a financial advisor to assist us with our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business.  The Company and its advisors are actively working toward such a transaction.  The Company cannot assure you that it will be successful in negotiating a forbearance with the note holders or Credit Facility lender or in undertaking any such alternative in the near term.

If the Company is not successful in obtaining a forbearance or entering into a transaction to address our liquidity and capital structure, the note holders will have the ability to accelerate repayment of all amounts outstanding under the indenture ($135.7 million at March 31, 2009) and the Credit Facility lender will have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at March 31, 2009).  If either the Notes indebtedness or the Credit Facility indebtedness

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Liquidity and Financial Position  (continued)

were to be accelerated upon a default, the Company would be required to refinance or restructure the payments on that debt.  The Company cannot assure you that it would be successful in completing a refinancing or restructuring.  If the Company were unable to do so, it may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  The Company has classified all debt at December 31, 2008 as a current liability on the balance sheet.  The accompanying consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3.  Summary of Significant Accounting Principles

Cash and Cash Equivalents.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and equivalents approximates its fair value.

Accounts Receivable. Accounts receivable are due within one year and are recorded net of amounts estimated to be uncollectible.  The Company reserves an estimated amount for receivables to reduce the receivables to their net realizable value which approximate fair value.  Historical collection rates and customer relationships of the previously operated Hôtel San Rémo were considered in determining the reserve.  Bad debt expense was $394,800, $160,880 and $ 233,027 for the years ended December 31, 2008, 2007 and 2006 respectively.

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

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

The carrying values of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  Under SFAS No. 144, an asset impairment is determined to exist when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.  If it is determined that an impairment has occurred, then an impairment loss is recognized in the consolidated statement of operations and the related assets are adjusted to their estimated fair value less sales costs.  During the fourth quarter of 2008, the Company reviewed the carrying values of the Company’s assets and determined that no impairment of the long-lived assets had occurred.

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

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, we test for impairment of goodwill and indefinite-lived intangible assets annually. For the years ending December 31, 2008, 2007 and 2006, we utilized the income approach for goodwill, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is the totaled to arrive at an indication of the fair value of the assets. If the fair value of the assets exceeds the carrying value, the impairment is measured based on the difference between the calculated fair value and the carrying value. We determined that there was no impairment during 2007 or 2006.  We determined there was impairment during 2008 and recorded an impairment charge of $2.2 million in the fourth quarter. (See Note 5)

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

The impairment of the Company’s Hooter’s license trademark is tested for annual impairment using the relief-from-royalty method.  We determined that there was no impairment during 2007 and 2006.  We determined there was impairment during 2008 and recorded an impairment charge of $1.3 million in the fourth quarter.  (See Note 5)

Jackpots and Prizes. The Company has progressive slot machines.  As coins are played, the amount available to win increases and will be paid out when the jackpot is awarded.  In accordance with industry practice, the Company records the liability and expense related to such progressives as incurred.

Casino Revenues and Promotional Allowances.  In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses.  The retail value of rooms, food, and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances.

The estimated departmental cost of providing such promotional allowances is included in casino costs and expenses and consists of the following for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006
Food and Beverage	$1,144	$1,028	$1,141
Hotel and other	725	428	316
	$1,869	$1,456	$1,457

Player Club Points.  The Company’s slot club allows customers to earn certain complimentary products and/or cash, based on the volume of the customer’s gaming activity.  The Company has recorded a liability for the estimated cost of the products and/or cash earned by customers and not redeemed.

The Company’s slot club program allows customers to redeem points earned from their gaming activity for complimentary food, beverage, rooms, entertainment, and merchandise or cash back.  At the time redeemed, the retail value of complimentaries under the program is recorded as revenue with a corresponding offsetting amount included in promotional allowances.  The cost associated with complimentary food, beverage, rooms, entertainment, and merchandise redeemed under the program is recorded in casino operating expenses.

The Company has recorded the retail value of points earned and redeemed for complimentary services/cash rebates as promotional allowances.  Such amounts totaled $349,344, $535,905 and $114,150 for the years ended December 31, 2008, 2007 and 2006 respectively.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

 Advertising.  Prepaid advertising costs are expensed the first time the advertising takes place. Prepaid advertising included in prepaid expenses was $143,590 and $293,427 at December 31, 2008, and 2007 respectively.  Advertising costs included in general and administrative expenses were $4,214,084, $4,379,402 and $6,029,798 for the years ended December 31, 2008, 2007, and 2006, respectively.

Capitalized Interest.  The interest cost associated with a major construction project is capitalized and included in the cost of the project.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings.  There was no capitalized interest for the years ended December 31, 2008 and 2007.  Capitalized interest was $202,873 for the year ended December 31, 2006.

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

Income (Loss) Allocable to Preferred and Common Member Interests.  A schedule is presented on the consolidated statements of operations which allocates net income (loss) between the preferred interest held by EW Common, LLC and the common member interests. As described in footnote 10, Preferred Return, a preferred return began accumulating on March 1, 2006 and accumulates whether or not there are profits or funds available for the payment of the preferred return. Under the Notes indenture, the preferred return is payable only if the Company’s coverage ratio meets certain criteria. No payments have ever been made through December 31, 2008 or in subsequent periods.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

Recently Issued Accounting Pronouncements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities. This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective during the three months ending March 31, 2009 and is to be applied on a retrospective basis to all periods presented. The issue is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. The adoption of FSP No. EITF 03-6-1 will not have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  Property and Equipment

Property and equipment consists of the following at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Land	$38,932	$38,932
Buildings and improvements	72,465	72,433
Furniture, fixtures and equipment	20,201	19,519
Construction in progress	39	40
Subtotal	131,637	130,924
Less: accumulated depreciation	(20,383)	(13,839)
Property and equipment, net	$111,254	$117,085

5.  Intangible Assets

Intangible assets consist of the following at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Licensing, trade names	$2,900	$4,200
Slot customer list	260	260
Goodwill	—	2,158
Subtotal	3,160	6,618
Less: accumulated amortization (slot customer list)	(165)	(113)
Intangible assets, net	$2,995	$6,505

Goodwill.  As part of the allocation of the purchase price of the Hôtel San Rémo, the Company recorded goodwill from the acquisition of Hôtel San Rémo, representing the excess of the purchase price over the fair market value of assets acquired.

As a result of the Company’s annual impairment test of the goodwill, the Company recognized a non-cash impairment charge to goodwill of $2,158,000 in the fourth quarter of 2008, resulting in a total write-off of goodwill.  The charge is included in “Intangible assets impairment charge” in the accompanying consolidated statements of operations.  Such charge was impacted by current market conditions including: (1) current cash flow forecasts reflecting lower expectations; (2) higher discount rates resulting from turmoil in the credit and equity markets; and (3) lower valuation multiples for gaming assets.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Intangible Assets (continued)

 Licensing, trade names.  The Hooters licensing agreement, which pertains to the usage of the Hooters name for casino, restaurant and hotel operations was valued at $4.2 million and was reflected as such in on the accompanying consolidated balance sheet at December 31, 2007.  The fair value of the licensing agreements was determined using the relief-from-royalty method and was negatively impacted by the factors discussed above relating to the impairment of goodwill.  The Company recognized a non-cash impairment charge to licensing, trade names of $1.3 million in the fourth quarter of 2008 and the charge is included in “Intangible assets impairment charge” in the accompanying consolidated statements of operations.

Intellectual property.  The Company has entered into an assignment agreement with Florida Hooters LLC which grants the Company the right to use certain intellectual property in connection with the operations of the Hooters Casino Hotel.  The intellectual property consists of (i) an exclusive license for the Hooters trademark and logo insignia in connection with gaming, casino or combined hotel, gaming and casino operations, (ii) a non-exclusive license to use the Hooters restaurant concept, (iii) an exclusive license to operate and promote restaurants, taverns, lounges and “Dan Marino’s Fine Food & Spirits” (iv) a non-exclusive, royalty-free license to use the Pete & Shorty’s mark at a restaurant, bar and lounge, in each case solely for purposes of a Hooters Casino Hotel located at the Hôtel San Rémo property.

The Hooters trademark and logo insignia are the exclusive property of HI Limited Partnership.  Florida Hooters LLC originally obtained the license for the trademark and logo insignia through an assignment from Hooters Gaming Corporation, an affiliated entity under common ownership with Hooters Gaming LLC.  Hooters Gaming Corporation is owned directly or indirectly by certain members of the Company or members of the Company’s management board.  The underlying license agreement was executed between HI Limited Partnership and Hooters Gaming Corporation and granted to Hooters Gaming Corporation an exclusive license to use the licensed intellectual property in connection with gaming, casino or combined hotel, gaming and casino operations within the State of Nevada.  Hooters Gaming Corporation retained any and all rights and obligations in the licensed intellectual property pursuant to the license agreement for all locations within the State of Nevada other than the Hooters Casino Hotel.  The Company began the use of the licensed intellectual property in connection with licensed gaming activities when the hotel casino was reopened as the new Hooters Casino Hotel on February 3, 2006

The Hooters restaurant concept is the exclusive property of Hooters of America, Inc., an unrelated party. Florida Hooters LLC originally obtained the right for use of the Hooters restaurant concept at the Hooters Casino Hotel through an assignment from Hooters Gaming Corporation, who in turn, was granted the right from Las Vegas Wings, Inc., an affiliated entity under common ownership with Lags Ventures, LLC.

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

In addition, the Company is required to pay HI Limited Partnership a royalty in an amount equal to two percent of all net revenues generated in connection with licensed activities which includes net revenues generated in connection with the Hooters restaurant operation.  Las Vegas Wings, Inc is paid a consent fee equal to four percent of gross sales from any Hooters branded restaurant and three percent of the gross cash sales of any merchandise with a Hooters logo, on or near the Hooters Casino Hotel.  Lags Ventures, Inc. is paid a fee by the Company equal to six percent of net revenues generated by the Dan Marino’s Fine Food and Spirits and located in the Hooters Casino Hotel. Payment of these fees is restricted under the indenture governing the Notes.  Use of the Pete & Shorty’s mark partly owned by certain members of the Company’s management board is royalty-free.

Hooters Gaming Corporation, HI Limited Partnership, and Las Vegas Wings, Inc. agreed to subordinate payment of their respective fees in favor of certain payments required under the Company’s operating agreement.  Payment is further subject to meeting certain financial ratios associated with the Company’s Notes.

Slot customer list.  As part of the acquisition of the real property and other assets of the Hôtel San Rémo (see Note 2), the Company acquired the slot customer list valued by a third-party appraiser at $260,000.  It is being amortized over five years using the straight line method.

6.  Long-term Debt

Notes Offering

On March 29, 2005, the Company issued $130.0 million aggregate principal amount of 8 3/4% Senior Secured Notes due 2012, in a private placement (the “old notes”).  On August 5, 2005, the Company successfully exchanged all of the old notes for new notes (the “Notes”).  The Notes have substantially identical terms as the old notes, except that the Notes have been registered under the Securities Act of 1933.  Interest payments on the Notes are due semi annually, on April 1 and October 1.  The Notes are secured by all of the Company’s and, to the extent in existence, subsidiary guarantors’ (1)  existing and future assets  (other than certain excluded existing and future assets), (2) the Company’s equity interest in any guarantors.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Long-term Debt (continued)

The Notes are redeemable at the option of the Company on or after April 1, 2009. The indenture governing the Notes contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets. The Company used the proceeds from the Notes to retire existing indebtedness and (together with cash from operations and proceeds from equipment financing), renovate and construct the Hooters Casino Hotel and provide for general working capital needs.

Senior Secured Credit Facility

The Company entered into a $15.0 million senior secured credit facility (the “Credit Facility”) concurrently with the offering of the old notes.  The Credit Facility is a revolving credit facility of $15.0 million, maturing on September 30, 2011. The Credit Facility has no financial covenant requirements.  The Company drew $11.1 million against the Credit Facility as of December 31, 2008 and the remaining available funds as of March 3, 2009.

At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum.  As of December 31, 2008, the Credit Facility carried an interest rate of 6.21% per annum.  All the obligations under the Credit Facility are secured by first priority liens on and security interest in all of the Company’s and any guarantor’s existing and future properties and assets.  The lien on the collateral that secures the Notes are contractually subordinated to the liens securing the principal amount of borrowings under the Credit Facility of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses).  The Credit Facility requires the Company to pay unused commitment fees of 0.50% per annum on any unused portion of the Credit Facility, and, if terminated prior to the due date, a prepayment premium.

Intercreditor Agreement

Concurrently with the closing of the old notes offering and the Credit Facility, the Company entered into an intercreditor agreement, which defines the rights of the lenders under the Credit Facility in relation to the rights of the trustee and the holders of the Notes with respect to the collateral securing the Notes. The intercreditor agreement, among other things, provides that the liens securing the Notes and any guarantees thereof are contractually subordinated to the liens securing the principal amount of indebtedness of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the Credit Facility. The trustee’s ability to exercise rights and remedies in respect of the collateral are also subject to the terms of the intercreditor agreement.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Long-term Debt (continued)

Equipment Purchase Agreements

During the year ended December 31, 2008, the Company did not enter into any loan agreements.  During the year ended December 31, 2007 the Company entered into a loan agreement to purchase approximately $0.3 million in equipment.  The equipment loans, which are collateralized by the equipment purchased, have terms ranging from 12 months to 5 years.  Interest rates imputed on slot equipment purchases of $6.0 million and hotel equipment purchase of $0.5 million were 3.3% and 11.8%, respectively.  At December 31, 2008 and 2007, $0.3 million and $2.3 million were outstanding under these agreements, respectively.

Scheduled maturities of long-term debt are as follows (amount in thousands):

Years ending December 31,

2009	$238
2010	41
2011	11,083
2012	130,000
Total	$141,362

At December 31, 2008 we reclassified amounts outstanding on all of our long-term debt obligations as a current liability as the Company concluded the default was probable of occurring in 2009.  On April 1, 2009 we will be unable to make the interest payment of $5.7 million due on the Notes.  The note holders could declare a default following the expiration of the 30 day grace period provided under the indenture governing the Notes.  An event of default under the Notes indenture would allow the Credit Facility lender to declare a default under the Credit Facility.  Lenders could demand immediate repayment of all outstanding borrowings.  (See to Note 2) “Liquidity and Financial Position”.  The Notes indenture and Credit Facility contain significant restrictions on our operations.  See Risk Factors – Restrictive Covenants.  Failure to comply with any restriction of the Notes indenture or the Credit Facility by us will cause a default, subject to any applicable grace periods, under the Notes indenture and/or the Credit Facility.

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

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Membership Interests (continued)

EW Common LLC received a 33 1/3% membership interest with priority return for a $20.0 million deemed initial capital contribution as part of the Company’s acquisition of the real property and non-gaming assets of the Hôtel San Rémo. In October 2005, the Company secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel casino.  Upon obtaining the necessary licenses to operate the hotel casino, the Company acquired the gaming assets from Eastern & Western consisting primarily of slot machines and customer lists and credited the capital account of EW Common LLC for an additional $5.0 million.  A 4% priority rate of return on the membership interest held by EW Common LLC commenced accruing upon completion of the renovation and the re-opening of Hooters Casino Hotel.

8.  Profit-Sharing Plan

The Company has a deferred compensation plan established pursuant to Section 401(k) of the Internal Revenue Code for all regular full-time employees not covered by a collective bargaining agreement who have completed at least three months of continuous service.  The Company’s contributions to the plan are at the discretion of the Company’s management board. The Company’s plan allows for a Company match of 25% of each dollar contributed by the employee, not to exceed 1% of a participant’s annual compensation.  Contributions of approximately $65,000, $77,000 and $66,000 were made by the Company in 2008, 2007 and 2006, respectively.  Amounts expensed under the plan for administrative expenses for the years ended December 31, 2008, 2007 and 2006 totaled $8,150, $12,145, and $5,046, respectively.

9.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks (see Note 5), the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at December 31, 2008 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $2.2 million, $0.7 million, and $1.3 million, respectively.    The payment of these royalty fees is restricted under the indenture governing the Notes.

Hawkeye Construction and Millwork, Inc.

Hawkeye Construction and Millwork, Inc. are co-owned by David Lageschulte, a member of the Company’s management board and an indirect beneficial owner of 33.27% of the Company’s membership interests.  Hawkeye Construction and Millwork, Inc. managed the construction and renovation of the Hooters Casino Hotel and received as compensation for such services 2% of the

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  Related Party Transactions (continued)

construction and furniture, fixtures and equipment costs, not to exceed a total of $600,000.  The Company’s payments to Hawkeye Construction and Millwork, Inc. in relation to the construction and renovation management agreement totaled $0.1 million for the year ended December 31, 2006.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  They continue to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The fees paid to Provident during the years ended December 31, 2008, 2007, and 2006 totaled $1.1 million, $1.8 million, and $3.0 million, respectively.

The Notes issued by the Company require the Company to engage an independent valuation firm to determine that the related party transactions are valued at arm’s-length prices if the total expenditures to Provident aggregate $2.5 million. In 2006, a nationally-recognized valuation firm issued a favorable opinion that the related party transactions with Provident had been conducted in a manner consistent with the arm’s-length standard.

10.  Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operational contracts totaling $6.3 million at December 31, 2008.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and 13 Martini Bar) and 1% of revenues from the Pete and

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Commitments and Contingencies (continued)

Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were approximately $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of December 31, 2008, $2.8 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at December 31, 2008.

11. Asset Purchase Agreement

During 2007, the Company entered into a definitive Asset Purchase Agreement with Hedwigs Las Vegas Top Tier, LLC (the “Hedwigs”), an affiliate of the investment group led by NTH Advisory Group, LLC, and subsequently entered into a first, second and third amendment to the Asset Purchase Agreement (collectively, the “Purchase Agreement”). In connection with the third amendment to the Purchase Agreement, Hedwigs was required to make a $0.5 million payment to the Company on or before June 6, 2008 or the Purchase Agreement automatically terminated. Hedwigs did not make the payment. Accordingly, the Purchase Agreement terminated on June 6, 2008.

Under the terms of the Purchase Agreement, Hedwigs offered to purchase essentially all of the assets of the Company for a purchase price of $98 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company. The Purchase Agreement also provided that Hedwigs would be responsible for the Company’s $130 million in principal amount of 8 ¾% Senior Secured Notes due 2012. In connection with the Purchase Agreement, Hedwigs paid a total of $5.5 million in deposits and extension fees to the Company, which were non-refundable and were fully earned on the dates of payment.  The deposits and extension fees were taken to income in June 2008.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year.  This evaluation was done with the participation of our management, including our Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our managers, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions

Based on this evaluation, the our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d- 15(e)) as of December 31, 2008, and have concluded that these are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.         OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information summarizes the business experience during at least the past five years of each of our executive officers and the members of our management board.

Name	Age	Position(s)
Neil G. Kiefer	57	Chief Executive Officer
Michael J. Hessling	56	President and Management Board
Gary A. Gregg	57	Chief Operating Officer
Deborah J. Pierce	60	Chief Financial Officer
John T. Blakely	64	Management Board
Gilbert DiGiannantonio(1)	60	Management Board
Edward C. Droste	57	Management Board
Sukeaki Izumi(2)	71	Management Board
Toyoroku Izumi(2)	46	Management Board
Dennis D. Johnson	58	Management Board
David L. Lageschulte	57	Management Board
William R. Ranieri(1)	88	Management Board

(1)             Mr. DiGiannantonio is the son-in-law of Mr. Ranieri.

(2)             Mr. Sukeaki Izumi is the father of Mr. Toyoroku Izumi.

Business Experience

Neil G. Kiefer.  Mr. Kiefer was appointed our Chief Executive Officer in August 2004. Mr. Kiefer has been involved in the Hooters organization since its inception in 1983, when he incorporated the original Hooters entity, Hooters Inc. From 1983 to 1992, Mr. Kiefer served as general outside counsel to Hooters Inc. and its related Hooters entities. From May 1992 to June 1994, Mr. Kiefer served as President and Chief Executive Officer of Hooters Management Corporation, the managing entity for Hooters Inc. and its affiliated companies. Since June 1994, Mr. Kiefer has served as President and Chief Executive Officer of Hooters Inc. and all other Hooters corporations affiliated with Hooters Inc. Mr. Kiefer was elected to the Hooters Inc. board of directors in 1994 and continues to serve on the board.

Michael J. Hessling.  Mr. Hessling was appointed to our management board in July 2004 and was appointed our President in June 2006. Mr. Hessling has been involved in the gaming industry since 1979 when he joined Caesars Palace as Manager of Financial Planning. Before his departure in 1983, Mr. Hessling was promoted to Assistant Vice President of Planning and Administration and, after assisting in the opening of Caesars Tahoe, served as management liaison between the Tahoe and Las Vegas operations. During 1983, Mr. Hessling served as Vice President of Casino Operations for CSP, a management company that operated the Dunes Hotel & Casino. From 1983 to 1988, Mr. Hessling served as general manager of several small casinos in Las Vegas. From 1989 to 2005, Mr. Hessling was a part owner of and served as Treasurer and a director for Beatty Future Inc., which owned a casino motel in rural Nevada. From 1989 until June 2004, Mr. Hessling served as Executive Vice President, General Manager and Chief Operating Officer of the Hôtel San Rémo.

Gary A. Gregg.  Mr. Gregg was appointed our Chief Operating Officer in October 2006.  From 1988 to 1993, Mr. Gregg served as President for the Flamingo Hilton Laughlin and was responsible for the property’s operations and profitability.  From 1993 to 1997, Mr. Gregg served as President and Senior Vice President for the Las Vegas Hilton and Hilton Hotels Corporation, where he was responsible for the company’s overall operations and profitability.  From 1998 to 2001, Mr. Gregg served as General Manager for the Regency Casino by Hyatt located in Thessaloniki, Greece, where, in addition to his operational responsibilities, he was also responsible for overall regulatory issues including administration of all policies and procedures.  From 2001 to 2003, Mr. Gregg served as General Manager for the Hollywood Casino located in Shreveport, Louisiana where he was also responsible for the operational and regulatory aspects of the company’s business.  From July 2004 until October 2006, Mr. Gregg served as President for Daily Edge, LLC where he managed sales representatives, trade shows, and associated sales and marketing services.

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

Gilbert DiGiannantonio.  Mr. DiGiannantonio was appointed to our management board in July 2004. Mr. DiGiannantonio is one of the original founders of the Hooters restaurant, concept and brand. He served as the Vice President of Operations and Vice President of Hooters Inc. in past years. Mr. DiGiannantonio is also the co-owner of one Hooters restaurant in Las Vegas, Nevada and the restaurant Casa Ludovico in Palm Harbor, Florida. In addition, he is an owner of the Pete & Shorty’s of Clearwater restaurant.

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

Mr. Droste is currently serving as the Chairman for the H. Lee Moffitt Cancer Center and Research Institute Foundation, Inc.

Sukeaki Izumi.  Mr. Izumi was appointed to our management board in July 2004. Mr. Izumi was the founder of Eastern & Western, which was formed in 1988 to acquire, remodel, expand and operate the Hôtel San Rémo property. Since 1988, Mr. Izumi has served as the President and Director of Eastern & Western.  Mr. Izumi also serves as President and Director of S.I. Enterprises, LLC (formerly known as S.I. Enterprises, Inc.), the entity which wholly owns Eastern & Western (since 1990and I & F Corporation, Japan (since 1973).  ).  He also owned Beatty Future, Inc. from 1989 to 2005, which owned a casino motel in rural Nevada.   Mr. Izumi served as President, Chairman and Director of Hakusui Tech, Co., Ltd. from 1992 to 2002. Hakusui Tech. Co., Ltd. filed an application for the commencement of civil rehabilitation proceedings with a Japanese court in June 2002. As a result of such filing, the company underwent court-supervised reorganization.  On January 31, 2006, the Japanese court has released Hakusui Tech. Co., Ltd. from its supervision, and Hakusui Tech. Co., Ltd. is no longer involved in civil rehabilitation proceedings.  Currently, Hakusui Tech. Co., Ltd. is a good standing corporation.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

We do not have a compensation committee or formalized program for determining executive compensation.  All decisions regarding executive compensation for the Chief Executive Officer, President, and Chief Operating Officer are made at the sole discretion of our management board.  Our Chief Executive Officer, President, and Chief Operating Officer have the discretion to award reasonable annual pay increases for other executives.  The management board has not used an outside consultant in connection with making compensation decisions.

Our management board strives to award executive compensation at a level that will attract, motivate, and retain talented and dedicated executive officers.  For the fiscal year ended December 31, 2008, the components of compensation for named executive officers were base salary, paid premiums for life insurance policies, and company contributions to our 401(k) plan.

In setting base salaries, the management board considers executive experience, current position’s responsibility, and certain relevant market data. Bonuses may be awarded to salaried employees and executive management. The bonuses are discretionary and are based on financial achievement evaluated at the time the bonuses are granted.  One bonus was awarded for the fiscal year ended December 31, 2008.

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

Summary Compensation Table

The following table sets forth the cash compensation we paid to the five most highly compensated employees during the year ended December 31, 2008 for services to the Chief Executive Officer, Chief Financial Officer, and certain other most highly compensated executive officers during the year ended December 31, 2008:

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total

Neil G. Kiefer Chief Executive Officer	2008	$100,000	$—	$1,576	$101,576
	2007	$100,000	$—	$1,000	$101,000
	2006	$101,964	$—	$1,552	$103,516

Deborah J. Pierce Chief Financial Officer	2008	$170,887	$20,000	$2,503	$193,390
	2007	$160,961	$—	$2,155	$163,116
	2006	$154,230	$—	$2,095	$156,325

Michael J. Hessling President	2008	$275,000	$—	$1,213	$276,213
	2007	$275,000	$—	$1,188	$276,188
	2006	$276,340	$—	$1,188	$277,528

Kim L. Tyler Sr. VP of Food & Beverage	2008	$170,887	$—	$2,303	$173,190
	2007	$160,957	$—	$2,155	$163,112
	2006	$154,406	$50,000	$2,590	$206,996

Gary Gregg Chief Operating Officer	2008	$300,000	$—	$2,838	$302,838
	2007	$250,000	$—	$2,488	$252,488

(1)          All other compensation includes $538 in premiums paid for life insurance policies insuring the lives of the executive officers and the Company’s contributions to the employees’ 401(k) plan.

Employment Contracts

Effective October 31, 2006, we signed an employment agreement with Michael J. Hessling to serve as President.  The terms of the agreement stated that Mr. Hessling serve as our President for a period of one year from the effective date of the agreement.  Under the signed employment agreement, Mr. Hessling was paid an annual base salary of $275,000 and was entitled to participate in a bonus program, if a bonus program had been established for our senior management team. Subsequent to October 31, 2007, Mr. Hessling has continued to serve as President without an employment contract, at the same annual base salary of $275,000.

Effective October 30, 2006, we signed an employment agreement with Gary A. Gregg to serve as Chief Operating Officer.  The terms of the agreement states that Mr. Gregg will serve as our Chief Operating Officer for a period of three years from the effective date of the agreement.  Mr. Gregg was awarded a raise in salary on June 9, 2008.  Under the signed employment agreement, Mr. Gregg was paid an annual base salary of $250,000 through June 8, 2008 and $300,000 annual base salary thereafter.  He will be eligible to receive an annual performance bonus based on targeted EBITDA (as defined in the employment agreement) levels.  If we choose to terminate Mr. Gregg’s employment without cause, Mr. Gregg will be entitled to receive separation pay equal to six months of base salary at the then current rate.  On March 23, 2007, we signed a change of control agreement with Mr. Gregg, which expired on April 30, 2008.

Effective February 1, 2005, we signed an employment agreement with Deborah J. Pierce to serve as our Chief Financial Officer.  Under the signed employment agreement, Ms. Pierce will be paid an annual base salary of $150,000 plus annual raises, and will be entitled to participate in a bonus program for up to $50,000, if a bonus program is established.  If we choose to terminate Ms. Pierce’s employment without cause, Ms. Pierce will be entitled to receive separation pay equal her monthly gross salary for six months after the termination.  On March 23, 2007, we signed a change of control agreement with Ms. Pierce, which expired on April 30, 2008.  In 2007, in recognition of the additional work involved with duties associated with the Asset Purchase Agreement between the Company and Hedwigs Las Vegas Top Tier, LLC, the Company signed a bonus agreement with Deborah J. Pierce awarding a bonus of $40,000 at the time the transaction is consummated or a $20,000 bonus if the transaction is not consummated.

Effective October 27, 2004, we signed an employment agreement with Kim L. Tyler to serve as our Senior Vice-President of Food and Beverage.  Under the signed employment agreement, Mr. Tyler will be paid an annual base salary of $150,000 plus annual raises, and will be entitled to participate in a bonus program for up to $50,000, if a bonus program is established.  If we choose to terminate Mr. Tyler’s employment without cause, Mr. Tyler will be entitled to receive separation pay equal his monthly gross salary for six months after the termination.  On March 23, 2007, we signed a change of control agreement with Mr. Tyler, which expired on April 30, 2008.

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

March 31, 2009	MANAGEMENT BOARD Michael J. Hessling Toyoroku Izumi Sukeaki Izumi William R. Ranieri David L. Lageschulte Edward C. Droste Gilbert DiGiannantonio John T. Blakely Dennis D. Johnson

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information regarding the beneficial ownership of our membership interests as of December 31, 2008, and sets forth the number of and percentage owned by:

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

Name of Beneficial Owner	Number of Units Beneficially Owned	Percent of Units Owned Beneficially
Florida Hooters LLC(1) 107 Hampton Road #200 Clearwater, FL 33759	66.67	66.67%
Hooters Gaming LLC 107 Hampton Road #200 Clearwater, FL 33759	33.40	33.40%
Gilbert DiGiannantonio(2) 107 Hampton Road #200 Clearwater, FL 33759	15.58	15.58%
William Ranieri(3) 107 Hampton Road #200 Clearwater, FL 33759	6.23	6.23%
Edward Droste(4) 107 Hampton Road #200 Clearwater, FL 33759	5.65	5.65%
Dennis Johnson(5) 107 Hampton Road #200 Clearwater, FL 33759	0.62	0.62%
Neil Kiefer(6) 107 Hampton Road #200 Clearwater, FL 33759	1.57	1.57%
Lags Ventures, LLC 4411 Cleveland Avenue Ft. Myers, FL 33901	33.27	33.27%
David Lageschulte(7) 4411 Cleveland Ave. Ft. Myers, FL 33902	33.27	33.27%
EW Common LLC(8) 115 East Tropicana Ave. Las Vegas, NV 89109	33.33	33.33%
Eastern & Western Hotel Corporation(9) 115 East Tropicana Ave. Las Vegas, NV 89019	30.00	30.00%
S.I. Enterprises, Inc.(10) 115 East Tropicana Ave. Las Vegas, NV 89019	30.00	30.00%
Sukeaki Izumi(10)(11) 115 East Tropicana Ave. Las Vegas, NV 89109	2.10	2.10%
Toyoroku Izumi(10)(12) 115 East Tropicana Ave Las Vegas, NV 89109	27.90	27.90%
Michael J. Hessling(13) 115 East Tropicana Ave. Las Vegas, NV 89109	3.33	3.33%
All Management Board and Executive Officers as a group (11 persons)	96.27	96.27%

(1)	The membership interests of Florida Hooters LLC are owned 50.1% by Hooters Gaming LLC and 49.9% by Lags Ventures, LLC.

(2)	By virtue of his 46.65% ownership interest in Hooters Gaming LLC, Mr. DiGiannantonio is deemed to beneficially own 15.58% of our membership interests.

(3)	By virtue of his 18.66% ownership interest in Hooters Gaming LLC, Mr. Ranieri is deemed to beneficially own 6.23% of our membership interests.

(4)	By virtue of his 16.92% ownership interest in Hooters Gaming LLC, Mr. Droste is deemed to beneficially own 5.65% of our membership interests.

(5)	By virtue of his 1.87% ownership interest in Hooters Gaming LLC, Mr. Johnson is deemed to beneficially own 0.62% of our membership interests.

(6)	By virtue of his 4.71% ownership interest in Hooters Gaming LLC, Mr. Kiefer is deemed to beneficially own 1.57% of our membership interests.

(7)	By virtue of his sole ownership and control of Lags Ventures, LLC, Mr. Lageschulte is deemed to beneficially own all of our membership interests beneficially owned by Lags Venture, LLC.

(8)	The membership interests of EW Common LLC are owned 90% by Eastern & Western and 10% by Michael Hessling.

(9)	Eastern & Western is wholly owned by S.I. Enterprises, Inc.

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

Other Transactions

Provident Advertising & Marketing, Inc.  Provident Advertising & Marketing, Inc.’s majority shareholder is Edward C. Droste, a member of our management board and an indirect beneficial owner of 3.96% of our membership interests.  Beginning 2004, Provident Advertising & Marketing, Inc. provided us with services relating to the planning and development of an advertising and marketing plan.  The aggregate marketing fee and merchandise fee paid to Provident Advertising & Marketing, Inc. for the years ended December 31, 2008, 2007 and 2006 was approximately $0.1 million, $0.2 million, and $0.6 million, respectively.  For the years ended December 31, 2008, 2007 and 2006, we paid $1,002,862, $1,553,184, and $3,033,070, respectively, to Provident Merchandise Sourcing, and $3,500, $502, and $6,420, respectively, to Provident Creative for uniforms and for merchandise to sell in our gift shops.  Both Provident Merchandise Sourcing and Provident Creative are affiliated with Provident Advertising & Marketing, Inc.  We will continue to engage Provident Advertising & Marketing, Inc. for the continued development and implementation of a strategic marketing plan in connection with the Hooters Casino Hotel.

Our Notes indenture required that we engage an independent valuation firm to determine that the related party transactions are valued at arm’s-length prices if the total expenditures to Provident aggregate $2.5 million.  A nationally-recognized valuation firm issued a favorable opinion in 2006 that the related party transactions with Provident had been conducted in a manner consistent with the arm’s length standard.

Hawkeye Construction and Millwork, Inc.  Hawkeye Construction and Millwork, Inc. is co-owned by David Lageschulte, a member of our management board and an indirect beneficial owner of 33.27% of our membership interests. In February 2005, we entered into an agreement with Hawkeye Construction and Millwork, Inc. whereby Hawkeye Construction and Millwork, Inc. would manage the construction and renovation project at the hotel casino property. Total compensation for services is two percent (2%) of the construction and furniture, fixtures and equipment costs, but will not exceed $600,000. The fee is paid on a monthly basis.  The Company’s payments to Hawkeye Construction and Millwork, Inc. in relation to the construction and renovation management agreement totaled $0.1 million for the year ended December 31, 2006. No payments were made to Hawkeye Construction in the year ended December 31, 2008 or 2007.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate accounting fees billed and services provided by Ernst & Young LLP, our principal accountants, to us and Hôtel San Rémo Casino and Resort for 2008 and 2007 are as follows:

155 East Tropicana, LLC	Year ended December 31, 2008	Year ended December 31, 2007
Audit fees (1)	$156,110	$190,021

Total fees	$156,110	$190,021

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

155 EAST TROPICANA, LLC
(Registrant)

	By:	/s/ Neil G. Kiefer
Date: March 31, 2009		Neil G. Kiefer
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Signature	Title	Date

/s/ Neil G. Kiefer	Chief Executive Officer (Principal Executive Officer)	March 31, 2009
Neil G. Kiefer

/s/ Deborah J. Pierce	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
Deborah J. Pierce

/s/ Michael Hessling	President and Management Board	March 31, 2009
Michael Hessling

/s/ Toyoroku Izumi	Management Board	March 31, 2009
Toyoroku Izumi

Signature	Title	Date

/s/ Sukeaki Izumi	Management Board	March 31, 2009
Sukeaki Izumi

/s/ William Ranieri	Management Board	March 31, 2009
William Ranieri

/s/ David Lageschulte	Management Board	March 31, 2009
David Lageschulte

/s/ Edward Droste	Management Board	March 31, 2009
Edward Droste

/s/ Gilbert DiGiannantonio	Management Board	March 31, 2009
Gilbert DiGiannantonio

/s/ John Blakely	Management Board	March 31, 2009
John Blakely

/s/ Dennis Johnson	Management Board	March 31, 2009
Dennis Johnson

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

155 EAST TROPICANA FINANCE CORP.
(Registrant)

	By:	/s/ Neil G. Kiefer
Date: March 31, 2009		Neil G. Kiefer
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Signature	Title	Date

/s/ Neil G. Kiefer	President (Principal Executive Officer)	March 31, 2009
Neil G. Kiefer

/s/ Deborah J. Pierce	Treasurer (Principal Financial and Accounting Officer)	March 31, 2009
Deborah J. Pierce

/s/ Michael Hessling	Vice President, Secretary and Director	March 31, 2009
Michael Hessling

/s/ Toyoroku Izumi	Director	March 31, 2009
Toyoroku Izumi

Signature	Title	Date

/s/ Sukeaki Izumi	Director	March 31, 2009
Sukeaki Izumi

/s/ William Ranieri	Director	March 31, 2009
William Ranieri

/s/ David Lageschulte	Director	March 31, 2009
David Lageschulte

/s/ Edward Droste	Director	March 31, 2009
Edward Droste

/s/ Gilbert DiGiannantonio	Director	March 31, 2009
Gilbert DiGiannantonio

/s/ John Blakely	Director	March 31, 2009
John Blakely

/s/ Dennis Johnson	Director	March 31, 2009
Dennis Johnson

EXHIBIT INDEX

Index No.	Description

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

10.36

Change of Control Agreement between 155 East Tropicana, LLC and Gary A. Gregg dated March 23, 2007, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007. †

Index No.	Description

10.37

Change of Control Agreement between 155 East Tropicana, LLC and Deborah J. Pierce dated March 23, 2007, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007. †

10.38

Change of Control Agreement between 155 East Tropicana, LLC and Kim Tyler dated March 23, 2007, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007. †

10.39

Change of Control Agreement between 155 East Tropicana, LLC and Rick Newman dated March 23, 2007, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007. †

10.40

Employment Agreement between 155 East Tropicana, LLC and Michael J. Hessling dated October 31, 2006, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2006. †

10.41

Employment Agreement between 155 East Tropicana, LLC and Gary A. Gregg dated October 30, 2006, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2006. †

10.42

Employment Agreement between 155 East Tropicana, LLC and Deborah J. Pierce dated February 1, 2005, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007. †

10.43

Employment Agreement between 155 East Tropicana, LLC and Kim Tyler dated October 27, 2004, incorporated by reference to registrants Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007. †

10.44

Bonus Agreement between 155 East Tropicana, LLC and Deborah J. Pierce dated November 19, 2007, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2008. †

10.45

Amendment Number four to Credit Agreement dated August 13, 2008, incorporated by reference to registrants’ quarterly report Form 10-Q, as filed with Securities and Exchange Commission on August 14, 2008.

12	Computation of Ratio of Earnings to Fixed Charges. *

31.1	Certification of Deborah J. Pierce under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Neil G. Kiefer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Deborah J. Pierce pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Neil G. Kiefer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

† Executive compensation plan or arrangement