Form 10-Q
period 2009-03-31
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2009-05-15
CIK 1326686, 1326688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company ..  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,401,492	$4,980,299
Accounts receivable, net of allowance for doubtful accounts of $230,387 and $105,192 in 2009 and 2008, respectively	780,770	662,683
Inventories	827,049	839,643
Prepaid expenses	1,207,799	1,409,819
Total current assets	12,217,110	7,892,444
Property and equipment, net	112,411,520	111,254,020
Other long-term assets:
Deferred financing costs	3,505,186	3,801,924
Intangible assets	2,982,190	2,995,168
Other assets	463,696	483,695
Total other long-term assets	6,951,072	7,280,787
Total assets	$131,579,702	$126,427,251

Liabilities and Members’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,902,546	$2,794,378
Accrued interest payable	5,687,501	2,843,750
Accrued liabilities	1,657,187	1,475,062
Current portion of long-term debt	145,383,392	141,362,004
Total current liabilities	155,630,626	148,475,194
Related party royalties payable	4,523,680	4,210,567
Long-term debt	1,742,881	—
Total liabilities	161,897,187	152,685,761

Commitments and contingencies

Members’ (deficit) equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(64,650,860)	(60,591,885)
	(30,317,485)	(26,258,510)
Total liabilities and members’ (deficit) equity	$131,579,702	$126,427,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Operating revenues:
Casino	$5,565,194	$6,821,160
Food, beverage and entertainment	5,329,168	5,669,647
Hotel and other	4,006,962	5,924,230
	14,901,324	18,415,037
Less promotional allowances	(1,559,905)	(1,895,509)
Net operating revenues	13,341,419	16,519,528

Operating expenses:
Casino	3,130,471	3,430,417
Food, beverage and entertainment	3,370,190	4,054,943
Hotel and other	1,723,849	1,929,361
General and administrative	3,444,776	4,146,337
Restructuring expense	454,790	—
Depreciation and amortization	1,631,118	1,529,526
Related party royalties expense	313,113	357,909
Total operating expenses	14,068,307	15,448,493
Operating (loss) income	(726,888)	1,071,035

Other income (expense):
Interest income	1,365	80,213
Interest expense	(3,333,452)	(3,346,569)
Other income (expense), net	(3,332,087)	(3,266,356)
Net loss	$(4,058,975)	$(2,195,321)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net loss	$(4,058,975)	$(2,195,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,631,118	1,529,526
Amortization of debt issuance costs	296,738	348,865
Amortization of intangible asset	12,978	12,978
Changes in assets and liabilities:
Accounts receivable	(118,087)	(13,220)
Inventories	12,594	93,564
Prepaid expenses	202,020	10,074
Accounts payable	108,168	846,391
Accrued interest payable	2,843,751	2,843,750
Accrued liabilities	182,125	520,960
Related party royalties payable	313,113	357,909
Net cash provided by operating activities	1,425,543	4,355,476

Cash Flow From Investing Activities
Capital expenditures	(261,397)	(146,690)
Change in other assets	19,999	(28,000)
Net cash used in investing activities	(241,398)	(174,690)

Cash Flow From Financing Activities
Proceeds from issuance of long-term debt	3,409,427	130,390
Principal payments on equipment purchase agreements	(172,379)	(514,533)
Purchase deposit and extension payments	—	1,500,000
Net cash provided by financing activities	3,237,048	1,115,857

Increase in cash and cash equivalents	4,421,193	5,296,643
Cash and cash equivalents, beginning of period	4,980,299	5,861,991
Cash and cash equivalents, end of period	$9,401,492	$11,158,634

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$489,701	$502,819

Assets acquired through equipment purchase agreements	$2,527,221	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2009

1.  Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada.  Upon acquisition, the property was renovated with a “Hooters” entertainment concept and theme and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp., through a $130.0 million Senior Secured Notes offering that closed on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

The Hooters Casino Hotel currently features a casino floor with 616 slot and video poker machines, 27 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s restaurant, a sports bar, several bars and Night Owl Showroom. The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

Significant inter-company transactions between the Company and its wholly owned subsidiary have been eliminated in consolidation.

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the Company’s 2008 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments — which include normal recurring adjustments — necessary to present fairly the Company’s financial position as of March 31, 2009 and the results of its operations for the three month periods ended March 31, 2009 and 2008.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

2.  Liquidity and Financial Position

The Company has significant indebtedness and financial commitments in 2009.  In the first quarter of 2009 the Company borrowed an additional $3.4 million under the Credit Facility and $2.5 million in slot equipment financing and has $147.1 million in debt at March 31, 2009.  Currently, the Credit Facility is fully extended and the Company has no additional availability to borrow against the Credit Facility.  The Company has no other additional sources of borrowing available, except for certain equipment financing as allowed under our Notes and Credit Facility.

In addition to commitments under contractual agreements (see “Contractual Obligations”), the Company’s financial commitments and estimated capital expenditures for the remainder of 2009, as of March 31, 2009, total approximately $13.6 million.  These financial commitments for 2009 consist of contractual maturities of long-term debt totaling $0.6 million, interest payments on long-term debt, estimated at $12.3 million, and $0.7 million of estimated capital expenditures.  To fund its anticipated

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Liquidity and Financial Position (continued)

2009 financial commitments, the Company has limited equipment financing and its operating cash flow.  The Company’s current expectations for 2009 indicate that operating cash flow will be lower than in 2008.  During the first quarter of 2009, the Company generated $1.9 million in cash from operating activities before deducting cash paid for interest.  For the year ended December 31, 2008, the Company generated approximately $7.4 million in cash from operating activities, excluding income from forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and before deducting cash paid for interest, which commitments are included in the list above.

The following is a reconciliation of “net cash provided by operating activities” as shown on the Condensed Consolidated Statements of Cash Flows to “cash from operating activities:”

	Three months ended	Three months ended	Year Ended
	March 31, 2009	March 31, 2008	December 31, 2008

Net cash provided by operating activities	$1,425,542	$4,355,476	$704,360
Add back:
Cash paid for interest	489,701	502,819	12,155,204
Forfeited purchase deposit income			(5,500,000)
Cash from operating activities	$1,915,243	$4,858,295	$7,359,564

Based on anticipated future operations, the Company does not believe that cash on hand and expected cash flows will be adequate to meet the anticipated operational expenses, debt service on equipment leases and Credit Facility, capital expenses and scheduled payments of interest on the Notes.  The Company was unable to make the interest payment on the Notes due April 1, 2009 or within the 30 day grace period.  The note holders could declare a default as provided under the indenture governing the Notes.   The Company has received a Notice of Default and Reservation of Rights letter (the “Default Letter”) from the lenders under the Credit Facility.  The Default Letter states that (i) an event of default exists under the Credit Facility as a result of the Company’s failure to obtain control agreements for one or more deposit accounts established and maintained by us, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate its response to the event of default, and (iv) the rate of interest under the Credit Facility will not be increased until further notice.  The lenders have subsequently informed the Company that (i) pursuant to the terms of the Credit Facility, the Company no longer has an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Liquidity and Financial Position (continued)

and (ii) as of May 1, 2009, the rate of interest under the Credit Facility will be increased to the default rate, which is equal to two percentage points above the per annum rate otherwise applicable under the Credit Facility.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The Company has entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time,  their remedies under the indenture or the Credit Facility.  The Company has engaged a financial advisor to assist  with its evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its business.  The Company and its advisors are actively working toward such a transaction.  The Company cannot be assured that it will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative in the near term.

If the Company is not successful in obtaining a forbearance or entering into a transaction to address its liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($135.7 million at March 31, 2009) and the Credit Facility lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at March 31, 2009, plus an irrevocable letter of credit for $0.5 million at March 31, 2009 ).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated, the Company would be required to refinance or restructure the payments on that debt.  The Company cannot be assured that it will be successful in completing a refinancing or restructuring.  If the Company is unable to do so, it may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  The Company has classified most of its debt at March 31, 2009 and all debt at December 31, 2008 as a current liability on the balance sheet.  The accompanying condensed consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3.  Summary of Significant Accounting Principles

Reclassifications.  Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company anticipates that adoption will have no material impact on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and l24-2”). FSP 115-2 and 124-2 provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company anticipates that adoption will have no material impact on its consolidated financial statements.

In April, 2009, the FASB issued Staff Position No. 107-1 and APE 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APR 28-1”). FSP 107-1 and APR 28-1 amends FASB Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company anticipates that adoption will have no material impact on its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Consolidated Financial Statements (unaudited) (continued)

3.  Summary of Significant Accounting Principles (continued)

and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter.  The Company adopted this FSP and it did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities. This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective during the three months ending March 31, 2009 and is to be applied on a retrospective basis to all periods presented. The issue is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. The Company adopted FSP No. EITF 03-6-1 and it did not have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  The Company adopted FAS 142-3 and it did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Consolidated Financial Statements (unaudited) (continued)

3.  Summary of Significant Accounting Principles (continued)

enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS 157 and it did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS 160 and it did not have an impact on our consolidated financial statements.

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

In December 2007, FASB issued SFAS No. 141R, “Business Combinations”.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.  Summary of Significant Accounting Principles (continued)

transaction at the acquisition-date fair value, with limited exceptions, replacing SFAS 141’s cost allocation process.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS 141R in the first quarter of 2009.  The impact on our accounting for future business combinations will be dependent upon acquisitions that are made in the future.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  In February 2008, FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.   As such, the Company partially adopted the provisions of SFAS No. 157 effective January 1, 2008, without any material impact to the Company’s financial position, results of operations or cash flows. The Company adopted the remaining provisions of SFAS No. 157 beginning in 2009; however, this adoption does not have a material impact on its financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

4.   Debt

Debt consists of the following:

	March 31,	December 31,
	2009	2008
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	14,489,204	11,079,776
Equipment purchase agreements (3)	2,637,070	282,228
Total debt	$147,126,274	$141,362,004

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.  Debt (continued)

(1)          $130.0 million aggregate principal amount of 8.75% Senior Secured Notes (the “Notes”) issued on March 29, 2005 and due in 2012.  The  interest payment of $5.7 million due April 1, 2009 on the Notes was not paid by that date or within the 30 day grace period.  The Notes are currently in default and the Note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($135.7 million in principal and interest at March 31, 2009)

(2)          Outstanding draws against the Senior Secured Credit Facility as of March 31, 2009 and December 31, 2008 and due on September 30, 2011.  As of March 31, 2009, the Credit Facility carried an interest rate of 5.24% per annum. The Credit facility is currently in default and the Note holders have the ability to accelerate repayment of all amounts outstanding under the credit agreement ($14.5 million in principal at March 31, 2009).  The Company has received a Notice of Default and Reservation of Rights letter (the “Default Letter”) from the lenders under the Credit Facility.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The lenders have informed the Company that (i) pursuant to the terms of the Credit Facility, the Company no longer has an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate and (ii) as of May 1, 2009, the rate of interest under the Credit Facility increased to the default rate, which is equal to two percentage points above the per annum rate otherwise applicable under the Credit Facility.  Interest payments on the Credit Facility are current.

(3)          During the first quarter 2009, the Company entered into a $2.5 million equipment purchase agreement with IGT for a new slot system.  The monthly payments are $78,000 per month for 36 months and the Company is current with payments.  Principal payments of $850,000 are due in the next year on equipment purchase agreements.

5.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties. A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and “13” Martini Bar (which closed in 2007) is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at March 31, 2009 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $2.4 million, $0.8 million, and

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Related Party Transactions (continued)

$1.3 million, respectively.  The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006.  The payment of these royalty fees is restricted under the indenture governing the Notes.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  Provident continues to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The amounts paid to Provident during the quarters ended March 31, 2009 and 2008 totaled $0.4 million and $0.3 million, respectively.

6.  Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operational contracts totaling $4.8 million at March 31, 2009.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and “13” Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were $0.2 million and $0.3 million for the quarters ended March 31, 2009 and 2008, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6. Commitments and Contingencies (continued)

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of March 31, 2009, $3.1 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at March 31, 2009 and December 31, 2008.

7. Purchase Agreement

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

Under the terms of the Purchase Agreement, Hedwigs offered to purchase substantially all of the assets of the Company for a purchase price of $98.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company. The Purchase Agreement also provided that Hedwigs would be responsible for the Company’s $130.0 million in principal amount of 8 ¾% Senior Secured Notes due 2012. In connection with the Purchase Agreement, Hedwigs paid a total of $5.5 million in deposits and extension fees to the Company, which were non-refundable and were fully earned on the dates of payment.  The deposits and extension fees were taken to income in June 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking term such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”), on March 31, 2009, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Executive Overview

Liquidity and Financial Position

We have significant indebtedness and financial commitments in 2009.  We have $147.1 million in debt as of March 31, 2009.  In the first quarter of 2009 we borrowed an additional $3.4 million on our Credit Facility and $2.5 million in slot equipment financing and currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.

We have no other additional sources of borrowing available, except for certain equipment financing as allowed under our Notes and Credit Facility.

In addition to commitments under contractual agreements (see “Contractual Obligations”), our financial commitments and estimated capital expenditures for the remainder of  2009 (as of March 31, 2009) totals approximately $13.6 million.  These financial commitments for the remainder of 2009 consist of contractual maturities of long-term debt totaling $0.6 million, interest payments on long-term debt, estimated at $12.3 million, and $0.7 million of estimated capital expenditures.  To fund our anticipated 2009 financial commitments we have the following sources of funds for the remainder of 2009: (1) limited equipment financing and (2) operating cash flow.  Our current expectations for 2009 indicate that operating cash flow will be lower than in 2008.  For the first quarter of 2009, we generated $1.9 million in cash from operations, before deducting cash paid for interest.  In 2008, we generated approximately $7.4 million in cash from operating activities excluding income from forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and before deducting cash paid for interest, which commitments are included in the list above.

Based on our anticipated future operations, we do not believe that cash on hand and expected cash flows will be adequate to meet our anticipated operational expenses, debt service on equipment leases and Credit Facility, capital expenses, and scheduled payments of interest on our Notes.  We were unable to make the interest payment on the Notes due April 1, 2009 or within the 30 day grace period.  We received a Notice of Default and Reservation of Rights letter (the “Default Letter”) from the lenders under the Credit Facility.  The Default Letter stated that (i) an event of default exists under the

Credit Facility as a result of our failure to obtain control agreements for one or more deposit accounts established and maintained by us, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate their response to the event of default, and (iv) the rate of interest under the Credit Facility would not be increased until further notice.  The lenders subsequently informed us that (i) pursuant to the terms of the Credit Facility, we no longer have the option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate, and (ii) as of May 1, 2009 the rate of interest under the Credit Facility was increased to the default rate, which is equal to two percentage points above the per annum rate otherwise applicable under the Credit Facility.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  We have entered into discussions with the note holders and the Credit Facility lender to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  We have engaged Jefferies & Company, Inc. as our financial advisor to assist us with our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business.  We and our advisors are actively working toward such a transaction.  We cannot assure you that we will be successful in negotiating a forbearance with the note holders or Credit Facility lender or in undertaking any financial or strategic alternative in the near term.

If we are not successful in obtaining a forbearance or entering into a transaction to address our liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($135.7 million at March 31, 2009) and the Credit Facility lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at March 31, 2009).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated upon a default, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or restructuring.  If we are unable to do so, we may be required to seek protection under Chapter 11 of the  U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about our ability to continue as a going concern.  We have classified most of the debt at March 31, 2009 and all debt at December 31, 2008 as current in the accompanying financial statements, but they do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement. The old notes were subsequently exchanged with new notes (“Notes”), registered under the Securities Act of 1933 on Form S-4. Interest payments on the Notes are due semi-annually, on each April 1 and October 1. We used the proceeds from the offering to refinance existing indebtedness, and used the remaining proceeds (together with cash from operations and proceeds from equipment financing) to renovate the hotel casino and to provide working capital.

In connection with the offering, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for facilitating the offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility (“Credit Facility”) concurrently with the offering. At December 31, 2008, $11.1 million was outstanding on the Credit Facility.  As of March 31, 2009, $14.5 million was outstanding on the Credit Facility, which, together with a letter of credit in the amount of $0.5 million, represents all of the funds available under the Credit Facility.

Results of Operations

We generate hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property.  During the quarter ended March 31, 2009, approximately 37.3% of the gross revenue was derived from the casino, 35.7% from food and beverage, and 27.0% from hotel and other.

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

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel, for the quarters ended March 31, 2009 and 2008 (in thousands, except for percentages):

	Quarter Ended	Quarter Ended	%
	March 31,	March 31,	Change
	2009	2008	2009 - 2008
	(in thousands)
Casino revenues	$5,565	$6,821	-18.4%
Casino expenses	3,130	3,430	-8.7%
Profit margin	43.7%	49.7%

Food, beverage and entertainment revenues	$5,329	$5,670	-6.0%
Food, beverage and entertainment expenses	3,370	4,055	-16.9%
Profit margin	36.8%	28.5%

Hotel and other revenues	$4,007	$5,924	-32.4%
Hotel and other expenses	1,724	1,929	-10.6%
Profit margin	57.0%	67.4%

Promotional allowances	$1,560	$1,896	-17.7%
Percent of gross revenues	10.5%	10.3%

General and administrative expenses	$3,445	$4,146	-16.9%
Percent of net revenues	25.8%	25.1%

Restructuring expense	$455	$—
Percent of net revenues	3.4%

The following discussion presents an analysis of the hotel casino’s results of operations for the quarters ended March 31, 2009 and 2008.

Comparison of Quarter Ended March 31, 2009 with the Quarter Ended March 31, 2008

The current state of the economy has negatively impacted our results of operations in the first quarter of 2009 and we expect that impact to continue in 2009.  Because we are in the hospitality and recreation business, which is largely dependant on discretionary spending, we believe that the weak housing market, increases in unemployment, decreases in air flights to Las Vegas, decreases in the value of stock and other investments and the general tightening of spending on business travel have all affected visitations to Las Vegas and the spending budget of our customers.

During the first quarter of 2009, there were decreases in visitor volumes to Las Vegas and in customer spending, including convention participants.  Because of these economic conditions, we have continued to focus on managing costs.  For 2009 we froze management salaries, are managing staffing levels, will not make matching contributions to the 401(k) plan and will continue to eliminate other operating expenses where possible.

Net loss of $4.1 million was generated for the quarter ended March 31, 2009 compared to a net loss of $2.2 million for the same quarter in 2008.  The $1.9 million increase in net loss was due largely to the $3.2 million decline in net revenues, offset partially by operating cost savings.

Net operating revenues for the quarter ended March 31, 2009 were $13.3 million, a decrease of $3.2 million, or 19.2%, from $16.5 million of net operating revenues generated during the same period in the previous year.  The decline in net revenue, as previously stated, was substantially impacted by the decline of $1.5 million in hotel revenue caused by falling room rates.  Other Las Vegas casino/hotel market leaders announced they discounted room rates during the first quarter of 2009 to attract visitation in the current soft economy and expect the trend to continue for the foreseeable future.

Promotional allowances (which are subtracted from revenues) decreased from $1.9 million to $1.6 million, largely due to a decrease in room and entertainment complimentaries.

Operating expenses (which included $0.5 million in restructuring costs) were $14.1 million for the quarter ended March 31, 2009, a decrease of $1.3 million, or 8.9%, from $15.4 million during the same period in the previous year.  This decrease in operating expenses was the result of an intense program of cost reductions.  Property wide payroll was analyzed and payroll, payroll taxes and benefits were reduced by $0.7 million. Additionally, other operating expenses were evaluated and trimmed where appropriate. This trend of reduced expenses is expected to continue into future quarters and help us offset the decline in net revenues.

Casino revenues decreased by $1.2 million, or 18.4% to $5.6 million for the quarter ended March 31, 2009, compared to $6.8 million for the quarter ended March 31, 2008.   Our decline in casino revenue was consistent with the 16.9% decline  in gaming revenue for the three months ended March 31, 2009 for all casinos on the Las Vegas Strip as reported by the Nevada State Gaming Control Board.

Table games revenue was $1.9 million in the first quarter of 2009, a decrease of $0.5 million, or 20.7%, compared to the table games revenue of $2.4 million from the prior year’s quarter. Table game drop decreased by $3.3 million, or 22.2%, to $11.4 million for the quarter ended March 31, 2009 compared to the $14.7 million for the quarter ended March 31, 2008. The decrease in table game drop was partially offset by an increase in the table game hold percentage from 16.4% in 2008 to 16.7% in 2009.  The table games generated an average win per table of $850 per day for the quarter ended March 31, 2009 as compared to $855 per day for the quarter ended March 31, 2008.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per table per day for Las Vegas Strip casinos with annual gaming revenue of $12 to $36 million was $733 for the quarter ended March 31, 2009.

Slot revenue of $3.5 million for the quarter ended March 31, 2009 was a decrease of 16.7% compared to $4.2 million in the same period in 2008.  The average win per machine per day was $64 for the quarter ended March 31, 2009 as compared to $74 for the quarter ended March 31, 2008.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per machine per day for Las Vegas Strip casinos with annual gaming revenue of $12 to $36 million was $71 for the quarter ended March 31, 2009.  We continued our marketing efforts to increase slot play through targeted slot marketing programs aimed at attracting a flow of customers to the casino floor, but we were unable to offset the effects of the slowing Las Vegas and global economy.

Casino expenses, which included casino operational expenses and casino marketing, decreased by 8.6%  or $0.3 million to $3.1 million for the quarter ended March 31, 2009 compared to $3.4 million for the quarter ended March 31, 2008, largely due to decreases in the cost of complimentaries and payroll expense. The profit margin for casino operations decreased to 43.7% during the quarter ended March 31,

2009, compared to 49.7% during the quarter ended March 31, 2008.

Food, beverage and entertainment revenue was $5.3 million for the quarter ended March 31, 2009 as compared to $5.7 million for 2008, a decrease of $0.4 million, or 6.0%. Food and beverage revenue declined due to a general decline in spending by guests. Entertainment revenue declined $0.1 million, or 22.9%, due to the closing of the Bobby Slayton Show on March 8, 2009.

Food, beverage and entertainment expenses decreased to $3.4 million during the quarter ended March 31, 2009 from $4.1 million during the quarter ended March 31, 2008, a decrease of $0.7 million, or 16.9%.  The savings in food, beverage and entertainment expenses were facilitated by increased efficiencies in payroll and a decrease in cost of sales related to the decreased volume.

Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) decreased by $1.9 million, or 32.4%, to $4.0 million for the quarter ended March 31, 2009, from $5.9 million for the quarter ended March 31, 2008. Room revenue was $2.9 million for the quarter ended March 31, 2009 compared to $4.4 million in 2008.  Average daily room rates decreased by 35% from $80 for the quarter ended March 31, 2008 to $52 for the quarter ended March 31, 2009, and occupancy rates decreased from 87.9% for the period from quarter ended March 31, 2008 to 82.8% for the quarter ended March 31, 2009.

Sales from our retail outlets decreased by $0.2 million or 16.5%

Hotel and other expenses decreased by $0.2 million, or 10.7%, from $1.9 million during the quarter ended March 31, 2008 to $1.7 million during the quarter ended March 31, 2009, largely due to savings in payroll.

General and administrative expense includes costs associated with advertising, marketing, information technology, finance, accounting, and property operations.  General and administrative expense decreased $0.7 million to $3.4 million for the quarter ended March 31, 2009 compared to $4.1 million for the quarter ended March 31, 2008.  The decrease in expenses is due to decreases in payroll, advertising, legal fees and various other administrative costs.

Restructuring costs related to expenses associated with financial advisory services and related legal expenses for the quarter ended March 31, 2009 were $0.5 million.  These costs are expected to continue in future months until our recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business assets is completed.

Depreciation and amortization expense of $1.6 million for the quarter ended March 31, 2009 increased by $0.1 million from $1.5 million for the quarter ended March 31, 2008.

Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expenses remained flat at $0.3 million for the quarters ended March 31, 2009 and 2008.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest income was approximately $1,365 for the quarter ended March 31, 2009, compared to $80,213 for the quarter ended March 31, 2008. The decrease is associated with decreased interest rates and cash investments in 2009.

Interest expense remained constant at $3.3 million for the quarter ended March 31, 2009 and 2008, with the modest increase in debt at March 31, 2009 offset by a decrease in interest rates.

155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our condensed consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 East Tropicana, LLC as of March 31, 2009:

	Payments Due By Year
		Less than
	Total	1 year	1-3 years	4-5 years	Thereafter
	(dollars in thousands)
Long-term debt (1)	$144,489	$—	$144,489	$—	—
Equipment purchase agreements (2)	2,637	850	1,787	—	—
Operating contracts (3)	4,795	3,508	1,283	4	—
Total	$151,921	$4,358	$147,559	$4	$—

(1)          The long-term debt represents the $14.5 million in outstanding draws against the Credit Facility as of March 31, 2009 due in September 2011, and the $130.0 million Notes issued on March 29, 2005 and due in 2012.  The Company is in default on both of these facilities.  The repayment dates have not been adjusted for potential acceleration under the default provisions.

(2)          We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.  On the first quarter of 2009 we entered into an equipment purchase agreement for $2.5 million in slot system equipment.

(3)          Operating contracts represent various contracts for services in connection with the operations of the Hooters Casino Hotel.

Liquidity and Capital Resources

For additional discussion of our liquidity and capital resources, please see “Liquidity and Financial Position” discussion presented in the Executive Overview at the beginning of Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the accompanying consolidated financial statements.

For the quarter ended March 31, 2009, $1.4 million of cash was provided by operating activities and we used $0.3 million of cash in investing activities due to capital expenditures.

For the quarter ended March 31, 2009, $3.2 million of cash was provided by financing activities, as a result of borrowings against the Credit Facility, which is now fully extended.

The Notes indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our Credit Facility is a revolving credit facility of $15.0 million.   As of March 31, 2009, we had outstanding draws of $14.5 million. An additional $0.5 million of the Credit Facility is not available due to an outstanding letter of credit previously issued.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  All outstanding principal and interest under the Credit Facility is due and payable on September 30, 2011, unless accelerated under the default provisions.  Due to the default under the Notes indenture and the Credit Facility, we have classified the amount due under the Credit Facility and Notes and some equipment purchase debt, totaling $145.4 million, as a current liability at March 31, 2009.  As discussed earlier in the Executive Overview at the beginning of Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the accompanying consolidated financial statements, we are in default under both the indenture and the Credit Facility and we have entered into discussions with the note holders and the Credit Facility lender to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  We cannot assure you that we will be successful in negotiating a forbearance with the note holders or Credit Facility lender or in undertaking any financial or strategic alternative in the near term.

At March 31, 2009, we had cash and cash equivalents of approximately $9.4 million.

Critical Accounting Policies and Estimates

A description of critical accounting policies and estimates is included in the management discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  We do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At March 31, 2009, we had $130.0 million aggregate principal amount of the Notes, slot equipment purchase agreements of $2.5 million carrying an  interest rate of 7.0%, and hotel equipment purchase agreements of $0.1 million carrying interest rates averaging 11.72%.   The Notes carry a fixed interest rate of 8.75%.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans other than fair value market risk, which we believe to be insignificant.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the

LIBOR or prime rate.  The term of the Credit Facility will mature on September 30, 2011.  At March 31, 2009, $14.5 million was outstanding under the variable rate Credit Facility, carrying interest at 5.27%.  Assuming a 100 basis-point change in LIBOR at March 31, 2009 and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $145,000.  We have received a Notice of Default and Reservation of Rights letter (the “Default Letter”) from the lenders under the Credit Facility that states that an event of default exists.  The lenders have informed us that (i) pursuant to the terms of the Credit Facility, we no longer have the option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate and (ii)  as of May 1, 2009 the rate of interest under the Credit Facility will be increased to the default rate, which is equal to two percentage points above the per annum rate otherwise applicable under the Credit Facility.  Under the default provisions, the interest rate is prime rate plus four (4) percentage points.  At March 31, 2009, the default interest rate based on  prime rate would have been 7.25%, an increase of  1.98% in interest rate compared to the actual rate paid of 5.27%.  On a proforma basis, the increase in  the annual interest cost under the new rate and assuming no change in the funds borrowed on the $15 million Credit Facility, would be $287,000.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as for the three months ended March 31, 2009.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

As of the date of this Form 10-Q, we were in default under our Notes indenture and our Credit Facility.  We did not pay the interest due to our noteholders under our Notes indenture within 30 days of the interest payment date on April 1, 2009.  We did not enter into control agreements for one or more deposit accounts established and maintained by us for the benefit of the lenders under the Credit Facility.  For a more detailed discussion of our evaluation of financing and strategic alternatives, refer to our discussion under Part 1, Financial Information, Item 2 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Liquidity and Financial Position” or “Liquidity and Capital Resources”.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce*

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer*

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce*

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	May 15, 2009

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	May 15, 2009

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)