Form 10-Q
period 2009-06-30
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2009-08-14
CIK 1326686, 1326688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,961,244	$4,980,299
Accounts receivable, net of allowance for doubtful accounts of $234,905 and $199,872 in 2009 and 2008, respectively	528,017	662,683
Inventories	857,438	839,643
Prepaid expenses	1,525,143	1,409,819
Total current assets	10,871,842	7,892,444
Property and equipment, net	110,879,219	111,254,020
Other long-term assets:
Deferred financing costs	3,208,448	3,801,924
Intangible assets	2,969,213	2,995,168
Other assets	396,717	483,695
Total other long-term assets	6,574,378	7,280,787
Total assets	$128,325,439	$126,427,251

Liabilities and Members’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,008,555	$2,794,378
Accrued interest payable	8,531,252	2,843,750
Accrued liabilities	1,497,617	1,475,062
Current portion of long-term debt	145,301,731	141,362,004
Total current liabilities	157,339,155	148,475,194
Related party royalties payable	4,792,198	4,210,567
Long-term debt	1,561,810	—
Total liabilities	163,693,163	152,685,761

Commitments and contingencies

Members’ (deficit) equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(69,701,099)	(60,591,885)
	(35,367,724)	(26,258,510)
Total liabilities and members’ (deficit) equity	$128,325,439	$126,427,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Operating revenues:
Casino	$4,343,789	$6,918,611	$9,908,983	$13,345,409
Food, beverage and entertainment	4,763,551	5,853,877	10,092,720	11,523,524
Hotel and other	3,815,518	5,676,677	7,822,480	11,600,907
	12,922,858	18,449,165	27,824,183	36,469,840
Less promotional allowances	(1,248,446)	(2,013,407)	(2,808,351)	(3,908,916)
Net operating revenues	11,674,412	16,435,758	25,015,832	32,560,924

Operating expenses:
Casino	2,729,934	4,492,855	5,864,749	7,528,910
Food, beverage and entertainment	2,853,217	3,345,668	6,219,059	7,400,611
Hotel and other	1,769,002	2,055,952	3,492,854	3,985,313
General and administrative	3,490,901	4,289,069	6,935,679	8,435,406
Restructuring expense	476,430	—	931,219	—
Depreciation and amortization	1,708,026	1,629,734	3,339,143	3,159,260
Related party royalties expenses	268,518	363,884	581,632	721,793
Total operating expenses	13,296,028	16,177,162	27,364,335	31,231,293
Operating (loss) income	(1,621,616)	258,596	(2,348,503)	1,329,631

Other (expense) income:
Income on forfeited deposits and extension fees	—	5,500,000	—	5,500,000
Interest income	23	10,910	1,388	91,123
Interest expense	(3,428,647)	(3,326,452)	(6,762,099)	(6,673,021)
Other (expense) income, net	(3,428,624)	2,184,458	(6,760,711)	(1,081,898)
Net (loss) income	$(5,050,240)	$2,443,054	$(9,109,214)	$247,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cash Flow From Operating Activities
Net (loss) income	$(9,109,214)	$247,733
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,339,143	3,159,260
Amortization of deferred financing costs	593,476	697,731
Amortization of intangible asset	25,955	25,955
Changes in operating assets and liabilities:
Accounts receivable	134,666	687,933
Inventories	(17,795)	93,160
Prepaid expenses	(115,324)	(16,910)
Accounts payable	(785,824)	180,428
Related party royalties payable	581,631	721,793
Accrued interest payable	5,687,502	—
Accrued liabilities	22,555	668,749
Net cash provided by operating activities	356,771	6,465,832

Cash Flow From Investing Activities
Capital expenditures	(437,122)	(446,016)
Change in other assets	86,978	(24,500)
Net cash used in investing activities	(350,144)	(470,516)

Cash Flow From Financing Activities
Proceeds from issuance of long-term debt	3,384,298	246,073
Principal payments on equipment purchase agreements	(409,980)	(1,034,752)
Purchase deposit and extension fee payments	—	(3,500,000)
Net cash provided by (used in) financing activities	2,974,318	(4,288,679)

Increase in cash and cash equivalents	2,980,945	1,706,637
Cash and cash equivalents, beginning of period	4,980,299	5,861,991
Cash and cash equivalents, end of period	$7,961,244	$7,568,628

Supplemental disclosure of cash flow information
Cash paid for interest	$481,121	$6,673,021

Assets acquired through equipment purchase agreements	$2,527,221	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2009

1.  Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was formed on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp., through a $130.0 million Senior Secured Notes (“Notes”) offering that closed on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

The Hooters Casino Hotel currently features a casino floor with 618 slot and video poker machines, 25 table games, 696 hotel rooms including 17 suites, a tropical pool area, retail outlets and dining and entertainment options which include a Hooters restaurant, Dan Marino’s restaurant, a sports bar, several bars and Night Owl Showroom.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments — which include normal recurring adjustments — necessary to present fairly the Company’s financial position as of June 30, 2009 and the results of its operations for the three month and six month periods ended June 30, 2009 and 2008.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, the Company had evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.

2.  Liquidity and Financial Position

The Company has significant indebtedness and financial commitments in 2009.  As of June 30, 2009, the Company has $146.9 million in total debt.  Currently, the Senior Secured Credit Facility, (“Credit Facility”), is fully extended and the Company has no additional availability to borrow against the Credit Facility.  The Company does not believe it will be able to generate sufficient cash flows from operations to fund its 2009 financial commitments and cannot provide any assurances that it will be able to raise additional capital.

 155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Liquidity and Financial Position (continued)

The Company’s current expectations for 2009 indicate that operating cash flow will be lower than in 2008.  During the first six months of 2009, the Company generated $0.8 million in cash from operating activities before deducting cash paid for interest.  For the year ended December 31, 2008, the Company generated approximately $7.4 million in cash from operating activities, excluding income from forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and before deducting cash paid for interest.

Based on anticipated future operations, the Company does not believe that cash on hand at June 30, 2009 of $8.0 million and expected cash flows will be adequate to meet the total financial obligations which include (1) anticipated operational expenses, (2) debt service on equipment leases and the Credit Facility, (3) capital expenses and (4) scheduled payments of interest on the Notes.  The Company was unable to make the interest payment on the Notes due April 1, 2009 and does not anticipate making the scheduled interest payment on October 1, 2009. Currently, our other obligations are being paid in the normal course of business.  Due to the Company’s inability to make the interest payment due April 1, 2009, an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture.   The Company has received Notice of Default and Reservation of Rights letters (the “Default Letters”) from the lenders under the Credit Facility.  The Default Letters state that (i) an event of default exists under the Credit Facility as a result of the Company’s failure to obtain control agreements for one or more deposit accounts established and maintained by the Company and as a result of failure to pay interest on the Notes, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate its response to the event of default, and (iv) the Company no longer has an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate  plus the default rate, which is equal to four percentage points above prime rate.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The Company has entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  The Company has engaged a financial advisor to assist with its evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its business.  The Company and its advisors are actively working toward such a transaction.  The Company cannot be assured that it will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative in the near term.

If the Company is not successful in obtaining a forbearance or entering into a transaction to address its liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($138.5 million at June 30, 2009) and the Credit Facility lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at June 30, 2009, plus an irrevocable letter of credit for $0.5 million at June 30, 2009).  If

 155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Liquidity and Financial Position (continued)

either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated, the Company would be required to refinance or restructure the payments on that debt.  The Company cannot be assured that it will be successful in completing a refinancing or restructuring.  If the Company is unable to do so, it may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  The Company has classified most of its debt at June 30, 2009, and all debt at December 31, 2008, as a current liability on the balance sheet.  The accompanying condensed consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3.  Summary of Significant Accounting Principles

Reclassifications.  Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Consolidated Financial Statements (unaudited) (continued)

3.  Summary of Significant Accounting Principles (continued)

derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of SFAS 165 became effective for the quarter ended June 30, 2009 and has had no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 (“FSP 107-1” and “APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”.  FSP 107-1 amends FASB issued SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 amends APB Opinion No. 28 “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 became effective for the quarter ended June 30, 2009.  The adoption of the FSP 107-1 and APB 28-1 has had no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  The FSP became effective on the quarter ended June 30, 2009.  The adoption of the FSP has had no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  The FSP became effective for the quarter ended June 30, 2009.  The adoption of the FSP has had no significant impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.  Debt

Debt consists of the following:

	June 30,	December 31,
	2009	2008
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	14,464,073	11,079,776
Equipment purchase agreements (3)	2,399,468	282,228
Total debt	$146,863,541	$141,362,004

(1)         $130.0 million aggregate principal amount of 8.75% Notes issued on March 29, 2005 and due in 2012.  The interest payment of $5.7 million due April 1, 2009 on the Notes was not paid by that date or within the 30 day grace period.  The Notes are currently in default and the Note holders have the ability to exercise the remedies set forth in the indenture, including accelerating repayment of all amounts outstanding under the indenture ($138.5 million in principal and interest at June 30, 2009).

(2)         Outstanding draws against the Senior Secured Credit Facility as of June 30, 2009 and December 31, 2008 and due on September 30, 2011.  As of June 30, 2009, the Credit Facility carried an interest rate of 7.25% per annum. The Credit Facility is currently in default and the Note holders have the ability to accelerate repayment of all amounts outstanding under the credit agreement ($14.5 million in principal at June 30, 2009).    The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The lenders have informed the Company that as a result of the defaults, the applicable interest rate was increased to the default rate, which equals the Wells Fargo prime rate plus four percentage points or 7.25% as of June 30, 2009.  Interest payments on the Credit Facility are current.

(3)         During the first quarter of 2009, the Company entered into a $2.5 million equipment purchase agreement with IGT for a new slot system.  The monthly payments are $78,000 per month for 36 months and the Company is current with payments.  Principal payments of $837,660 are due in the next year on equipment purchase agreements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and 13 Martini Bar (which closed in 2007) is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at June 30, 2009 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $2.5 million, $0.8 million, and $1.5 million, respectively.  The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006.  The payment of these royalty fees is restricted under the indenture governing the Notes.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  Provident continues to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The amounts paid to Provident during the six months ended June 30, 2009 and 2008, totaled $0.4 million and $0.7 million, respectively.

6. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company, which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operational contracts totaling $3.4 million at June 30, 2009.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6. Commitments and Contingencies (continued)

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and “13” Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were $0.4 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account, which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of June 30, 2009, $3.3 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at June 30, 2009 and December 31, 2008.

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

Under the terms of the Purchase Agreement, Hedwigs offered to purchase substantially all of the assets of the Company for a purchase price of $98.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company. The Purchase Agreement also provided that Hedwigs would be responsible for the Company’s $130.0 million in principal amount

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7.  Purchase Agreement (continued)

of 8 3/4% Senior Secured Notes due 2012. In connection with the Purchase Agreement, Hedwigs paid a total of $5.5 million in deposits and extension fees to the Company, which were non-refundable and were fully earned on the dates of payment.  The deposits and extension fees were included in income in June 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking term such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on March 31, 2009, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Executive Overview

Liquidity and Financial Position

We have significant indebtedness and financial commitments in 2009.  As of June 30, 2009 we had $146.9 million in total debt.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  We do not believe we will be able to generate sufficient cash flows from operations to fund our 2009 financial commitments and cannot provide any assurances that we will be able to raise additional capital.

Our current expectations for 2009 indicate that operating cash flow will be lower than in 2008.  During the first six months of 2009, we generated $0.8 million in cash from operating activities before deducting cash paid for interest.  For the year ended December 31, 2008, we generated approximately $7.4 million in cash from operating activities, excluding income from forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and before deducting cash paid for interest.

Based on anticipated future operations, we do not believe that cash on hand at June 30, 2009 of $8.0 million and expected cash flows will be adequate to meet our total financial obligations which include (1) anticipated operational expenses, (2) debt service on equipment leases and Credit Facility, (3) capital expenses and (4) scheduled payments of interest on the Notes.  We were unable to make the interest payment on the Notes due April 1, 2009 and do not anticipate making the scheduled interest payment on October 1, 2009.  Currently, our other obligations are being paid in the normal course of business.  Due to our inability to make the interest payment due April 1, 2009, an event of default occurred under the indenture govering the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture governing the Notes.   We received Default letters from the lenders under the Credit Facility.  The Default Letters state that (i) an event of default exists under the Credit Facility as a result of our failure to obtain control agreements for one or more deposit accounts established and maintained by us and also as a result of failure to pay interest on the Notes, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate its response to the event of default, and (iv) we no longer have an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate plus the default rate, which is equal to four percentage points above prime rate.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  We have entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  We have engaged a financial advisor to assist with the evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business.  We and our advisors are actively working toward such a transaction.  We cannot be assured that we will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative in the near term.

If we are not successful in obtaining a forbearance or entering into a transaction to address our liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($138.5 million at June 30, 2009) and the Credit Facility lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at June 30, 2009, plus an irrevocable letter of credit for $0.5 million at June 30, 2009 ).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot be assured that we would be successful in completing a refinancing or restructuring.  If we are unable to do so, we may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  We have classified most of our debt at June 30, 2009, and all debt at December 31, 2008, as a current liability on the balance sheet.  The accompanying condensed consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, 13 Martini Bar (which closed in 2007) and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $0.4 million for the six months ended June 30, 2009.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8.75% Senior Secured Notes due 2012, or the old notes, in a private placement.  The old notes were subsequently exchanged with the Notes registered under the Securities Act of 1933 on Form S-4.  Interest payments on the Notes are due semi-annually, on each April 1 and October 1.  We used the proceeds from the offering to refinance existing indebtedness, and used the remaining proceeds (together with cash from operations and proceeds from equipment financing) to renovate the hotel casino and to provide working capital.

In connection with the offering, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the offering as a co-issuer of the Notes.

We also entered into the Credit Facility concurrently with the offering.  At December 31, 2008, $11.1 million was outstanding on the Credit Facility.  As of June 30, 2009, $14.5 million was outstanding on the Credit Facility, which, together with a letter of credit in the amount of $0.5 million, represents all of the funds available under the Credit Facility.

Results of Operations

We generate hotel, casino, food, beverage, entertainment and retail revenues at the hotel casino property.  During the quarter ended June 30, 2009, approximately 33.6% of the gross revenue was derived from the casino, 36.9% from food, beverage and entertainment and 29.5% from hotel and other.

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

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel for the quarter and six months ended June 30, 2009 and 2008 (in thousands, except for percentages):

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	% Change 2009- 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	% Change 2009-2008
	(in thousands)			(in thousands)
Casino revenues	$4,344	$6,919	-37.2%	$9,909	$13,345	-25.7%
Casino expenses	2,730	4,493	-39.2%	5,865	7,529	-22.1%
Profit margin	37.2%	35.1%		40.8%	43.6%

Food, beverage and entertainment revenues	$4,764	$5,854	-18.6%	$10,093	$11,524	-12.4%
Food, beverage and entertainment expenses	2,853	3,346	-14.7%	6,219	7,401	-16.0%
Profit margin	40.1%	42.8%		38.4%	35.8%

Hotel and other revenues	$3,816	$5,677	-32.8%	$7,822	$11,601	-32.6%
Hotel and other expenses	1,769	2,056	-14.0%	3,493	3,985	-12.3%
Profit margin	53.6%	63.8%		55.3%	65.6%

Promotional allowances	$1,248	$2,013	-38.0%	$2,808	$3,909	13.2%
Percent of gross revenues	9.7%	10.9%		10.1%	10.7%

General and administrative expenses	$3,491	$4,289	-18.6%	$6,936	$8,435	-17.8%
Percent of net revenues	29.9%	26.1%		27.7%	25.9%

Restructuring expense	476	0		931	0
Percent of net revenues	4.1%			8.0%

The following discussion presents an analysis of the hotel casino’s results of operations for the quarters and six months ended June 30, 2009 and 2008.

Comparison of Quarter Ended June 30, 2009 with the Quarter Ended June 30, 2008

The current state of the economy has negatively impacted our results of operations in the second quarter of 2009 and we expect that impact to continue in 2009.  Because we are in the hospitality and recreation business, which is largely dependant on discretionary spending, we believe that the weak housing market, increases in unemployment, decreases in air flights to Las Vegas, decreases in the value of stock and other investments and the general tightening of spending on business travel have all affected visitations to Las Vegas and the spending budget of our customers.

During the second quarter of 2009, there were decreases in visitor volumes to Las Vegas and in customer spending, including convention participants.  In addition, we have been challenged with conditions that affect our property in particular.  We closed 235 rooms or approximately a third of our rooms on May 28, 2009 in order to retrofit the plumbing risers.  In addition, the county has been working on laying utilities down our frontage street, Tropicana, in order to provide utilities to the new airport terminal.  This has disrupted the auto traffic flow into our property and has disrupted the walk-in traffic to our property via the walk-way between us and the MGM Grand Hotel.  This disruption occurred in the later half of the quarter.  We believe that the disruptions further reduced the number of patrons to our casino.  To counter these business disruptions and economic conditions, we have continued to focus on managing costs.    Overall, operating expenses declined $2.9 million from the same quarter prior year.  Operating costs are expected to continue to decline in the third quarter of 2009 as we continue to target cost reductions.

Net loss of $5.1 million was generated for the quarter ended June 30, 2009 compared to a net income of $2.4 million for the same quarter in 2008.  Net income for the second quarter of 2008 was bolstered by the $5.5 million taken to income from forfeited deposits and extension fees in connection with the termination of the purchase agreement with a potential buyer. The remaining portion of the increase in net loss was due largely to the $4.8 million decline in net revenues, offset partially by operating cost savings of $2.9 million.

Net operating revenues for the quarter ended June 30, 2009 were $11.7 million, a decrease of $4.8 million, or 29.0%, from $16.5 million of net operating revenues generated during the same period in the previous year.  The decline in net revenue, as previously stated, was substantially impacted by the decline of $1.8 million in hotel revenue caused by falling room rates.  Other Las Vegas casino/hotel market leaders announced they discounted room rates during the second quarter of 2009 to attract visitation in the current soft economy and expect the trend to continue for the foreseeable future.

Promotional allowances (which are subtracted from revenues) decreased from $2.0 million to $1.2 million, largely due to a decrease in room and entertainment complimentaries.

Operating expenses (which included $0.5 million in restructuring costs) were $13.3 million for the quarter ended June 30, 2009, a decrease of $2.9 million, or 17.8%, from $16.2 million during the same period in the previous year.  This decrease in operating expenses was the result of an intense program of cost reductions.  Property wide payroll was analyzed and payroll, payroll taxes and benefits were reduced by $1.3 million. Additionally, other operating expenses were evaluated and trimmed where appropriate. This trend of reduced expenses is expected to continue into future quarters and help us offset the decline in net revenues.

Casino revenues decreased by $2.6 million, or 37.2% to $4.3 million for the quarter ended June 30, 2009, compared to $6.9 million for the quarter ended June 30, 2008.   Our decline in casino revenue exceeds the 12.3% decline in gaming revenue for the three months ended June 30, 2009 for all casinos on the Las Vegas Strip as reported by the Nevada State Gaming Control Board.

Table games revenue was $1.6 million in the second quarter of 2009, a decrease of $0.6 million, or 26.6%, compared to the table games revenue of $2.2 million from the prior year’s quarter. Table game drop decreased by $4.0 million, or 29.3%, to $9.7 million for the quarter ended June 30, 2009 compared to $13.7 million for the quarter ended June 30, 2008. The decrease in table game drop was partially offset by an increase in the table game hold percentage from 16.2% in 2008 to 16.9% in 2009.  The table games generated an average win per table of $726 per day for the quarter ended June 30, 2009 as compared to $788 per day for the quarter ended June 30, 2008.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per table per day for Las Vegas Strip casinos with annual gaming revenue of $36 to $72 million was $748 for the quarter ended June 30, 2009. Previously, we have always compared ourselves to the published average win per table or per slot machine for Las Vegas Strip casinos with annual gaming revenue of $12 to $36 million. The Nevada State Gaming Control Board has discontinued publishing information for that category and we believe that the $36 to $72 million in annual gaming revenue is the next most comparable category.

Slot revenue of $2.6 million for the quarter ended June 30, 2009 was a decrease of $1.9 million or 36.6% compared to $4.5 million in the same period in 2008.  The average win per machine per day was $47 for the quarter ended June 30, 2009 as compared to $72 for the quarter ended June 30, 2008.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per machine per day for Las Vegas Strip casinos with annual gaming revenue of $36 to $72 million was $102 for the quarter ended June 30, 2009.  We continued our marketing efforts to increase slot play through targeted slot marketing programs aimed at attracting a flow of customers to the casino floor, but we were unable to offset the effects of the slowing Las Vegas and global economy.

Casino expenses, which included casino operational expenses and casino marketing, decreased by 37.8%  or $1.8 million to $2.7 million for the quarter ended June 30, 2009 compared to $4.5 million for the quarter ended June 30, 2008, largely due to decreases in the cost of complimentaries and payroll expense. Despite the decrease in casino revenue, the profit margin for casino operations increased to 37.2% during the quarter ended June 30, 2009, compared to 35.1% during the quarter ended June 30, 2008, because of cost savings.

Food, beverage and entertainment revenue was $4.8 million for the quarter ended June 30, 2009 as compared to $5.9 million for 2008, a decrease of $1.1 million, or 18.6%. Food and beverage revenue declined due to a general decline in spending by guests. Entertainment revenue declined $0.4 million, or 44.4%, due to our conversion of the showroom from an operation in which we paid all expenses and retained all showroom revenue to an operation in which we shared revenue and expenses with the entertainers.

Food, beverage and entertainment expenses decreased to $2.9 million during the quarter ended June 30, 2009 from $3.3 million during the quarter ended June 30, 2008, a decrease of $0.4 million, or 14.7%.  We saved $0.2 million in showroom expenses.  The remaining savings in food, beverage and entertainment expenses were facilitated by increased efficiencies in payroll and a decrease in cost of sales related to the decreased volume.

Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) decreased by $1.9 million, or 32.8%, to $3.8 million for the quarter ended June 30, 2009, from $5.7 million for the quarter ended June 30, 2008. The room revenue decline of $1.8 million was the source of most of the revenue decline.  Room revenue was $2.5 million for the quarter ended June 30, 2009 compared to $4.3 million in 2008 and was negatively affected by the increased competition for customers among hotel casinos in Las Vegas due to the drop in visitors to Las Vegas and disruptions caused by the closure of rooms for retrofitting and road construction along our frontage street.  Average daily room rates decreased by 15.9% from $69 for the quarter ended June 30, 2008 to $58 for the quarter ended June 30, 2009, and room occupancy fell to 84.6% during the quarter ended June 30, 2009 from 97.6% in the same quarter prior year.  In addition, rooms available for occupancy in the quarter ended June 30, 2009 decreased by 8,343 rooms, largely due to the closure of 235 rooms from May 28, 2009 to June 30, 2009 for retrofitting of plumbing risers.  The rooms are expected to be placed back in service by mid-August.

Sales from our retail outlets decreased by $0.2 million or 16.8%

Hotel and other expenses decreased by $0.3 million, or 14.0%, from $2.1 million during the quarter ended June 30, 2008 to $1.8 million during the quarter ended June 30, 2009, largely due to savings in payroll.

General and administrative expense includes costs associated with advertising, marketing, information technology, finance, accounting, and property operations.  General and administrative expense decreased $0.8 million to $3.5 million for the quarter ended June 30, 2009 compared to $4.3 million for the quarter ended June 30, 2008.  The decrease in expenses is due to decreases in payroll, advertising, legal fees and various other administrative costs.

Restructuring costs related to expenses associated with financial advisory services and related legal expenses for the quarter ended June 30, 2009 were $0.5 million.  These costs are expected to continue in future months until our recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business assets is completed.

Depreciation and amortization expense of $1.7 million for the quarter ended June 30, 2009 increased by $0.1 million from $1.6 million for the quarter ended June 30, 2008.

Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expenses remained flat at $0.3 million for the quarters ended June 30, 2009 and 2008.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest income was approximately $23 for the quarter ended June 30, 2009, compared to $10,910 for the quarter ended June 30, 2008. The decrease is associated with decreased interest rates and cash investments in 2009.

Interest expense increased slightly to $3.4 million for the quarter ended June 30, 2009 as compared to $3.3 in 2008 due to the modest increase in debt at June 30, 2009.

155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our condensed consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Comparison of Six Months Ended June 30, 2009 with the Six Months Ended June 30, 2008

Net operating revenues for the six months ended June 30, 2009 were $25.0 million, a decrease of $7.6 million or 23.2%, from $32.6 million of net operating revenues for the six month ended June 30, 2008.

As discussed earlier, during 2009, there have been decreases in visitor volumes to Las Vegas and in customer spending, including convention participants.  In addition, we have been challenged with conditions that affect our property in particular.  We closed 235 rooms or approximately a third of our rooms on May 28, 2009 in order to retrofit the plumbing risers.  In addition, the county has been working on laying utilities down our frontage street, Tropicana, in order to provide utilities to the new airport terminal.  This has disrupted the auto traffic flow into our property and has disrupted the walk-in traffic to our property via the walk-way between us and the MGM Grand Hotel.  This disruption occurred in the second half of the quarter.  To offset these business disruptions and economic conditions, we have continued to focus on managing costs.

Casino.  Casino revenues decreased by $3.4 million to $9.9 million for the six months ended June 30, 2009, compared to $13.3 million for the six months ended June 30, 2008 because of decreased traffic in the casino and a decrease in spending per player.

Table games revenue was $3.5 million in for the six months ended June 30, 2009, a decrease of $1.0 million, or 23.5%, compared to the table games revenue of $4.6 million from the prior year’s first six months.  Table game drop decreased to $21.1 million, or by 25.6%, for the six months ended June 30, 2009 compared to $28.3 million for the six months ended June 30, 2008, while table game hold percentage increased from 16.3% in 2008 to 16.8% in 2009.  The table games generated an average win per table of $788 per day for the first six months of 2009 compared to $821 for the six months of 2008. Slot revenue of $6.1 million for the six months ended June 30, 2009 was a decrease of $2.2 million or 26.3% compared to $8.4 million in the same period in 2008.  The average win per machine per day was $57 for the six months ended June 30, 2009 compared to $73 for the same period in 2008.

Casino expenses decreased by $1.7 million or 22.1% to $5.8 million for the six months ended June 30, 2009 compared to $7.5 million for the six months ended June 30, 2008. The profit margin for casino operations decreased from 43.6% during the six months ended June 30, 2008 to 40.8% during the six months ended June 30, 2009.

Food, beverage and entertainment.  Food, beverage and entertainment revenue was $10.1 million for the six months ended June 30, 2009 as compared to $11.5 million for June 2008, a decrease of $1.4 million or 12.4%.  The food revenues decreased $0.7 million or 11.1% to $5.7 million for the six months ending June 30, 2009 compared to $6.4 million for six months ending June 30, 2008. Beverage revenue (which includes complimentary beverages) decreased by $0.4 million or 8.9% to $4.0 million for the six months ended June 30, 2009 from $4.4 million during the six months ended June 30, 2008.

Entertainment revenue declined $0.3 million due to our conversion of the showroom from an operation in which we paid all expenses and retained all showroom revenue to an operation in which we shared revenue and expenses with the entertainers.

Food, beverage and entertainment expenses decreased from $7.4 million during the six months ended June 30, 2008 to $6.2 million during the six months ended June 30, 2009, a decrease of $1.2 million or 16%.  The profit margin for food, beverage and entertainment operations increased from 35.8% during the six months ended June 30, 2008 to 38.4% during the six months ended June 30, 2009 due to operational efficiencies in payroll and cost of sales in food and beverage departments. We saved $0.3 million in showroom expenses.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) decreased by $3.8 million, or 32.5%, to $7.8 million for the six months ended June 30, 2009 from $11.6 million for the six months ended June 30, 2008.  Room revenue decreased $3.7 million or 42.0% to $5.1 million for the six months ended June 30, 2009, compared to $8.8 million in 2008 due to the drop in visitors to Las Vegas and disruptions caused by the closure of rooms for retrofitting and road construction along our frontage street. The average daily room rate decreased to $53 for the six months ended June 30, 2009 compared to $74 for the prior year and both the occupancy rate and the number occupied rooms declined for the period, partially due to the 235 rooms taken out of service from May 28, 2009 to June 30, 2009 for plumbing retrofit.

Sales from the retail outlets was $1.9 million in the six months ended June 30, 2009, a decrease of $0.4 million from the six months ended June 30, 2008.

Hotel and other expenses decreased by $0.5 million or 12.3% from $4.0 million during the six months ended June 30, 2008 to $3.5 million during the six months ended June 30, 2009 due to operational efficiencies in payroll and departmental expenses. The profit margin for hotel and other was 55.3% for the six months ended June 30, 2009, compared to 65.6% for the same period in the prior year. Retail sales generated a profit margin of 40.5% for the six months ended June 30, 2009.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, and finance, accounting, and property operations.  General and administrative expense decreased $1.5 million or 17.8% to $6.9 million for the six months ended June 30, 2009 compared to $8.4 million for the six months ended June 30, 2008. This decrease was principally due to significant decreases in advertising and marketing expenses, legal fees and various other administrative costs.

Depreciation and amortization expense.  Depreciation and amortization expense of $3.3 million for the six months ended June 30, 2009 increased by $0.1 million, or 5.7%, from $3.2 million for the six months ended June 30, 2008.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.6 million during the six months ended June 30, 2009 and $0.7 million for the same period in 2008. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Interest income.  Interest income was $1,388 for the six months ended June 30, 2009, compared to $91,123 for the six months ended June 30, 2008.

Interest expense.  Interest expense was $6.8 million for the six months ended June 30, 2009, compared to $6.7 million for the six months ended June 30, 2008, an increase of $0.1 million due to increased interest rates.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 as of June 30, 2009:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(dollars in thousands)
Equipment purchase financing agreements (1)	$2,399	$837	$1,561	$—	$—
Long-term debt (2)	144,464	144,464	–	—	—
Operating contracts (3)	3,441	2,155	1,281	5	—
Total	$150,304	$147,456	$2,842	$5	$—

(1)          We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.  During the first quarter of 2009, we entered into an equipment purchase agreement for $2.5 million in slot system equipment.

(2)          The long-term debt represents the $14.5 million in outstanding draws against the Credit Facility as of June 30, 2009, due in September 2011, and the $130.0 million Notes issued on March 29, 2005 and due in 2012.  The Company is in default on both of these facilities.  The repayment dates have not been adjusted for potential acceleration under the default provisions.

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

For the six months ended June 30, 2009, $0.4 million of cash was provided by operating activities.

For the six months ended June 30, 2009, we used $0.4 million of cash in investing activities due to capital expenditures.  We currently are incurring capital expenditures in the retrofit of the plumbing risers.  The project is expected to cost approximately $2.4 million, of which $0.3 million was spent during the first six months of 2009.

For the six months ended June 30, 2009, we borrowed $3.4 million on our Credit Facility, offset by $0.4 million in principal payments on debt.

The Notes indenture contains certain provisions, which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our Credit Facility is a revolving credit facility of $15.0 million.   As of March 31, 2009, we had outstanding draws of $14.5 million. An additional $0.5 million of the Credit Facility is not available due to an outstanding letter of credit previously issued.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  All outstanding principal and interest under the Credit Facility is due and payable on September 30, 2011, unless accelerated under the default provisions.  Due to the default under the Notes indenture and the Credit Facility, we have classified the amount due under the Credit Facility and Notes and some equipment purchase debt, totaling $145.3 million, as a current liability at June 30, 2009.  As discussed earlier in the Executive Overview at the beginning of Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the accompanying consolidated financial statements, we are in default under both the indenture and the Credit Facility and we have entered into discussions with the note holders and the Credit Facility lender to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  We cannot assure you that we will be successful in negotiating a forbearance with the note holders or Credit Facility lender or in undertaking any financial or strategic alternative in the near term.

At June 30, 2009, we had cash and cash equivalents of approximately $8.0 million.

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

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At June 30, 2009, we had $130.0 million aggregate principal amount of the Notes, slot equipment purchase agreements of $2.3 million carrying an interest rate of 7.0%, and hotel equipment purchase agreements of $0.1 million carrying interest rates averaging 11.72%.   The Notes carry a fixed interest rate of 8.75%.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans other than fair value market risk, which we believe to be insignificant.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of the Credit Facility will mature on September 30, 2011.  At June 30, 2009, $14.5 million was outstanding under the variable rate Credit Facility, carrying interest at 7.25%.  Assuming a 100 basis-point change in prime rate at June 30, 2009 and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $145,000.  We received a Notice of Default and Reservation of Rights letter (the “Default Letter”) from the lenders under the Credit Facility that states that events of default exist and that as a result of such defaults the applicable interest rate was increased to the default rate, which equals the Wells Fargo prime rate plus four percentage points.  At June 30, 2009, the default interest rate based on prime rate was 7.25%.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended June 30, 2009.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

Exhibits:

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce *

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer *

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce *

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer *

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	August 14, 2009

Deborah J. Pierce
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	August 14, 2009

Deborah J. Pierce
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)