Form 10-Q
period 2009-09-30
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2009-11-13
CIK 1326686, 1326688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,560,343	$4,980,299
Accounts receivable, net of allowance for doubtful accounts of $86,261 and $199,872 in 2009 and 2008, respectively	592,753	662,683
Inventories	790,330	839,643
Prepaid expenses	1,402,498	1,409,819
Total current assets	8,345,924	7,892,444
Property and equipment, net	111,176,547	111,254,020
Other long-term assets:
Deferred financing costs	2,911,709	3,801,924
Intangible assets	2,956,235	2,995,168
Other assets	696,717	483,695
Total other long-term assets	6,564,661	7,280,787
Total assets	$126,087,132	$126,427,251

Liabilities and Members’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,200,703	$2,794,378
Accrued interest payable	11,375,003	2,843,750
Accrued liabilities	1,544,433	1,475,062
Current portion of long-term debt	145,328,995	141,362,004
Total current liabilities	160,449,134	148,475,194
Related party royalties payable	5,040,352	4,210,567
Long-term debt	1,342,943	—
Total liabilities	166,832,429	152,685,761

Commitments and contingencies

Members’ (deficit) equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(75,078,673)	(60,591,885)
	(40,745,298)	(26,258,510)
Total liabilities and members’ (deficit) equity	$126,087,132	$126,427,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Operating revenues:
Casino	$3,978,597	$5,943,748	$13,887,581	$19,289,157
Food, beverage and entertainment	4,477,957	5,607,539	14,570,677	17,131,063
Hotel and other	3,509,703	4,757,384	11,332,183	16,358,291
	11,966,257	16,308,671	39,790,441	52,778,511
Less promotional allowances	(1,237,243)	(2,097,428)	(4,045,594)	(6,006,344)
Net operating revenues	10,729,014	14,211,243	35,744,847	46,772,167

Operating expenses:
Casino	2,595,294	3,783,791	8,459,972	11,312,701
Food, beverage and entertainment	2,692,019	3,724,279	8,910,517	11,124,890
Hotel and other	1,665,570	2,122,661	5,159,057	6,107,974
General and administrative	3,244,067	4,474,740	10,179,745	12,866,923
Restructuring expense	513,462	68,208	1,444,682	111,437
Depreciation and amortization	1,686,511	1,645,582	5,025,654	4,804,842
Related party royalties expenses	248,154	334,070	829,785	1,055,863
Total operating expenses	12,645,077	16,153,331	40,009,412	47,384,630
Operating loss	(1,916,063)	(1,942,088)	(4,264,565)	(612,463)

Other income (expense):
Income on forfeited deposits and extension fees	—	—	—	5,500,000
Interest income	6	29,853	1,393	120,976
Interest expense	(3,461,517)	(3,348,562)	(10,223,616)	(10,021,583)
Other income (expense), net	(3,461,511)	(3,318,709)	(10,222,223)	(4,400,607)
Net loss	$(5,377,574)	$(5,260,797)	$(14,486,788)	$(5,013,070)

Loss allocable to preferred and common member interests:
Income allocable to preferred interest- EW Common, LLC	$250,000	$250,000	$750,000	$750,000
Loss allocable to common member interests	(5,627,574)	(5,510,797)	(15,236,788)	(5,763,070)
Net loss	$(5,377,574)	$(5,260,797)	$(14,486,788)	$(5,013,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Cash Flow From Operating Activities
Net loss	$(14,486,788)	$(5,013,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,025,654	4,804,840
Amortization of deferred financing costs	890,215	1,046,598
Amortization of intangible asset	38,933	38,933
Changes in operating assets and liabilities:
Accounts receivable	69,930	907,526
Inventories	49,313	129,026
Prepaid expenses	7,321	(83,637)
Accounts payable	(593,674)	75,864
Related party royalties payable	829,785	1,055,861
Accrued interest payable	8,531,253	2,843,750
Accrued liabilities	69,371	621,889
Net cash provided by operating activities	431,313	6,427,580

Cash Flow From Investing Activities
Capital expenditures	(2,420,960)	(619,915)
Change in other assets	(213,022)	(145,000)
Net cash (used in) investing activities	(2,633,982)	(764,915)

Cash Flow From Financing Activities
Proceeds from issuance of long-term debt	3,396,439	550,622
Principal payments on equipment purchase agreements	(613,726)	(1,548,040)
Loan fees	—	(158,107)
Redemption of purchase deposits and extension fees	—	(5,500,000)
Proceeds from purchase deposit and extension fee payment	—	2,000,000
Net cash provided by (used in) financing activities	2,782,713	(4,655,525)

Increase in cash and cash equivalents	580,044	1,007,140
Cash and cash equivalents, beginning of period	4,980,299	5,861,991
Cash and cash equivalents, end of period	$5,560,343	$6,869,131

Supplemental disclosure of cash flow information
Cash paid for interest	$802,148	$6,131,235

Assets acquired through equipment loans	$2,527,221	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2009

1.  Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”), was formed on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp., through a $130.0 million Senior Secured Notes offering that closed on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars and operate a Hooters food business.  Lags Ventures, LLC is owned by a holder of the license rights to certain Hooters restaurants in Nevada and South Florida. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates one other Dan Marino concept restaurant.

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

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

The Hooters Casino Hotel currently features a casino floor with 616 slot and video poker machines, 25 table games, 696 hotel rooms including 17 suites, a tropical pool area, retail outlets and dining and entertainment options which include a Hooters restaurant, Dan Marino’s 24-hour restaurant (which will be re-branded as Mad Onion restaurant effective December 1, 2009), a sports bar, several bars and Night Owl Showroom.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments — which include normal recurring adjustments — necessary to present fairly the Company’s financial position as of September 30, 2009 and the results of its operations for the three month and nine month periods ended September 30, 2009 and 2008.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, the Company had evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date the financial statements were issued.

2.  Liquidity and Financial Position

The Company has significant indebtedness and financial commitments in 2009.  As of September 30, 2009, the Company has $146.7 million in total debt.  Currently, the Senior Secured Credit Facility, (“Credit Facility”), is fully extended and the Company has no additional availability to borrow against the Credit Facility.  The Company does not believe it will be able to generate sufficient cash flows from operations to fund its financial commitments over the next year and cannot provide any assurances that it will be able to raise additional capital.

The Company’s current expectations for 2009 indicate that operating cash flow will be lower than in 2008.  During the first nine months of 2009, the Company generated $1.2 million in cash from operating

 155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Liquidity and Financial Position (continued)

activities before deducting cash paid for interest.  For the year ended December 31, 2008, the Company generated approximately $7.4 million in cash from operating activities, excluding income from forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and before deducting cash paid for interest.

Based on anticipated future operations, the Company does not believe that cash on hand at September 30, 2009 of $5.6 million and expected cash flows will be adequate to meet the total financial obligations which include (1) anticipated operational expenses, (2) debt service on equipment leases and the Credit Facility, (3) capital expenses and (4) scheduled payments of interest on the Notes.  The Company was unable to make the interest payment on the Notes due April 1, 2009 and October 1, 2009. Currently, our other obligations are being paid in the normal course of business.  Due to the Company’s inability to make the interest payments, an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture.  The Company has received Notice of Default and Reservation of Rights letters (the “Default Letters”) from the lenders under the Credit Facility.  The Default Letters state that (i) an event of default exists under the Credit Facility as a result of the Company’s failure to obtain control agreements for one or more deposit accounts established and maintained by the Company and as a result of failure to pay interest on the Notes, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate their response to the event of default, and (iv) the Company no longer has an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate  plus the default rate, which is equal to four percentage points above prime rate.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The Company has entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  The Company has engaged a financial advisor to assist with its evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its business.  The Company and its advisors are actively working toward such a transaction.  The Company cannot be assured that it will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative transaction in the near term.

If the Company is not successful in obtaining a forbearance or entering into a transaction to address its liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($141.4 million at September 30, 2009) and the Credit Facility lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at September 30, 2009, plus an irrevocable letter of credit for $0.5 million at September 30, 2009).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated, the Company would be required to refinance or restructure the payments on that debt.  The Company cannot be assured that it will be successful in completing a refinancing or restructuring.  If the Company is unable to do so, it may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Liquidity and Financial Position (continued)

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  The Company has classified most of its debt at September 30, 2009, and all debt at December 31, 2008, as a current liability on the balance sheet.  The accompanying condensed consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Principles

Reclassifications. Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

Income (Loss) Allocable to Preferred and Common Member Interests.  A schedule is presented on the condensed consolidated statements of operations, which allocates net income (loss) between the preferred interest held by EW Common, LLC and the common member interests. As described in footnote 5, Preferred Return, a preferred return began accumulating on March 1, 2006 and accumulates whether or not there are profits or funds available for the payment of the preferred return. Under the Notes indenture, the preferred return is payable only if the Company’s coverage ratio meets certain criteria. No payments have ever been made through September 30, 2009.

Recently Issued Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification also includes most, but not necessarily all, relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

The Company adopted the Codification, effective July 1, 2009, which requires references to authoritative U.S. GAAP to refer to the appropriate section of the Codification. The adoption of the Codification does not have an impact on the Company’s financial position, results of operations or cash flows. In order to ease the transition to the Codification, Codification cross-references are provided alongside the references to the Standards issued and adopted prior to the adoption of the Codification.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3. Summary of Significant Accounting Principles (continued)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update, among other matters, provides guidance on how to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. This update is effective beginning in the fourth quarter of 2009.

In June 2009, the FASB issued (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810). The guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance is effective for interim and annual periods ending after November 15, 2009.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (ASC Topic 860) which will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.  Debt

Debt consists of the following:

	September 30,	December 31,
	2009	2008
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	14,476,215	11,079,776
Equipment purchase agreements (3)	2,195,723	282,228
Total debt	$146,671,938	$141,362,004

(1)          $130.0 million aggregate principal amount of 8.75% Notes issued on March 29, 2005 and due in 2012.  The interest payments of $5.7 million due April 1, 2009 and October 1, 2009 on the Notes were not paid by that date or within the 30-day grace period.  The Notes are currently in default and the Note holders have the ability to exercise the remedies set forth in the indenture, including accelerating repayment of all amounts outstanding under the indenture ($141.4 million in principal and interest at September 30, 2009).

(2)          Outstanding draws against the Senior Secured Credit Facility as of September 30, 2009 and December 31, 2008 and due on September 30, 2011.  As of September 30, 2009, the Credit Facility carried an interest rate of 7.25% per annum. The Credit Facility is currently in default and the Note holders have the ability to accelerate repayment of all amounts outstanding under the credit agreement ($14.5 million in principal at September 30, 2009).  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The lenders have informed the Company that as a result of the defaults, the applicable interest rate was increased to the default rate, which equals the Wells Fargo prime rate plus four percentage points or 7.25% as of September 30, 2009.  Interest payments on the Credit Facility are paid and current.

(3)          During the first quarter of 2009, the Company entered into a $2.5 million equipment purchase agreement with IGT for a new slot system.  The monthly payments are $78,000 per month for 36 months and the Company is current with payments.  Principal payments of $852,780 are due in the next year on equipment purchase agreements and the remaining balance of $1,342,943 is long-term debt.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant  is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at September 30, 2009 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $2.6 million, $0.9 million, and $1.6 million, respectively.  The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006.  The payment of these royalty fees is restricted under the indenture governing the Notes.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  Provident continues to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The amounts paid to Provident during the nine months ended September 30, 2009 and 2008 totaled $0.8 million and $0.9 million, respectively.

6. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company, which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operating contracts totaling $5.8 million at September 30, 2009.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.  Commitments and Contingencies (continued)

trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were $0.6 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively. These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account, which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of September 30, 2009, $3.6 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at September 30, 2009 and December 31, 2008.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.  Fair Value Measurements

The Company measures the fair value of its long-term debt on a recurring basis pursuant to ASC Topic 820 (formerly SFAS No. 157). ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value driver is observable.

Level 3: Unobservable inputs in which little or no market data is available, therefore requiring an entity to develop its own assumptions.

At this time, the Company is unable to develop a reasonable estimate of the fair value of the Company’s long-term debt. The Notes and Credit Facility are currency in default and there is no market data available on the trading value of the Notes. As of this date, the Company has not developed all of the assumptions necessary to determine a fair value. The valuation will be addressed in the fourth quarter of 2009.

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

Economic Conditions and Related Risks and Uncertainties

The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.

Executive Overview

Liquidity and Financial Position

We have significant indebtedness and financial commitments in 2009.  As of September 30, 2009, we had $146.7 million in total debt.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  We do not believe we will be able to generate sufficient cash flows from operations to fund our  financial commitments over the next year and cannot provide any assurances that we will be able to raise additional capital.

Our current expectations for 2009 indicate that operating cash flow will be lower than in 2008.  During the first nine months of 2009, we generated $1.2 million in cash from operating activities before deducting cash paid for interest.  For the year ended December 31, 2008, we generated approximately $7.4 million in cash from operating activities, excluding income from forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and before deducting cash paid for interest.

Based on anticipated future operations, we do not believe that cash on hand at September 30, 2009 of $5.6 million and expected cash flows will be adequate to meet our total financial obligations which include (1) anticipated operational expenses, (2) debt service on equipment leases and Credit Facility, (3) capital expenses and (4) scheduled payments of interest on the Notes.  We were unable to make the interest payment on the Notes due April 1, 2009 and October 1, 2009.  Currently, our other obligations are being paid in the normal course of business.  Due to our inability to make the interest payments , an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture governing the Notes.  We received default and reservation of rights letters (“Default Letters”) from the lenders under the Credit Facility.  The Default Letters state that (i) an event of default exists under the Credit Facility as a result of our failure to obtain control agreements for one or more deposit accounts established and maintained by us and also as a result of failure to pay interest on the Notes, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate their response to the event of default, and (iv) we no longer have an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate plus the default rate, which is equal to four percentage points above prime rate.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  We have entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  We have engaged a financial advisor to assist with the evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business.  Our advisors and we are actively working toward such a transaction.  We cannot be assured that we will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative transaction in the near term.

If we are not successful in obtaining a forbearance or entering into a transaction to address our liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($141.4 million at September 30, 2009) and the Credit Facility lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at September  30, 2009, plus an irrevocable letter of credit for $0.5 million at September 30, 2009).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot be assured that we would be successful in completing a refinancing or restructuring.  If we are unable to do so, we may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  We have classified most of our debt at September 30, 2009, and all debt at December 31, 2008, as a current liability on the balance sheet.  The accompanying condensed consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino (which will terminate December 1, 2009) and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $0.6 million for the nine months ended September 30, 2009.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

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

We also entered into the Credit Facility concurrently with the offering.  At December 31, 2008, $11.1 million was outstanding on the Credit Facility.  As of September 30, 2009, $14.5 million was outstanding on the Credit Facility, which, together with a letter of credit in the amount of $0.5 million, represents all of the funds available under the Credit Facility.

Results of Operations

We generate hotel, casino, food, beverage, entertainment, and retail revenues at the hotel casino property.  During the quarter ended September 30, 2009, approximately 33.3% of the gross revenue was derived from the casino, 37.4% from food, beverage and entertainment and 29.3% from hotel and other.

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

The following table summarizes the results of operations of 155 East Tropicana LLC , doing business as the Hooters Casino Hotel for the quarter and nine months ended September 30, 2009 and 2008 (in thousands, except for percentages):

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	% Change 2009- 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	% Change 2009-2008
	(in thousands)			(in thousands)
Casino revenues	$3,979	$5,944	-33.1%	$13,888	$19,289	-28.0%
Casino expenses	2,595	3,784	-31.4%	8,460	11,313	-25.2%
Profit margin	34.8%	36.3%		39.1%	41.3%

Food, beverage and entertainment revenues	$4,478	$5,608	-20.1%	$14,571	$17,131	-14.9%
Food, beverage and entertainment expenses	2,692	3,724	-27.7%	8,911	11,125	-19.9%
Profit margin	39.9%	33.6%		38.8%	35.1%

Hotel and other revenues	$3,510	$4,757	-26.2%	$11,332	$16,358	-30.7%
Hotel and other expenses	1,666	2,123	-21.5%	5,159	6,109	-15.6%
Profit margin	52.5%	55.4%		54.5%	62.7%

Promotional allowances	$1,237	$2,097	-41.0%	$4,046	$6,006	-32.6%
Percent of gross revenues	10.3%	12.9%		10.2%	11.4%

General and administrative expenses	$3,244	$4,475	-27.5%	$10,180	$12,867	-20.9%
Percent of net revenues	30.2%	31.5%		28.5%	27.5%

Restructuring expense	$513	$68	654.4%	$1,445	$111	1201.8%
Percent of net revenues	4.8%	0.5%		4.0%	0.2%

Comparison of Quarter Ended September 30, 2009 with the Quarter Ended September 30, 2008

The current state of the economy has negatively impacted our results of operations in the third quarter of 2009 and we expect that impact to continue in 2009 and into 2010.  Because we are in the hospitality and recreation business, which is largely dependant on discretionary spending, we believe that the weak housing market, increases in unemployment, decreases in air flights to Las Vegas, decreases in the value of stock and other investments and the general tightening of spending on business travel have all affected visitations to Las Vegas and the spending budget of our customers.

During the third quarter of 2009, there were decreases in visitor volumes to Las Vegas and in customer spending, including convention participants.  In addition, we have been challenged with conditions that affect our property in particular.  We closed 235 rooms or approximately a third of our rooms on May 28, 2009 in order to retrofit the plumbing risers.  These rooms were re-opened  August 14, 2009.  In addition, the county has been working on laying utilities down our frontage street, East Tropicana Avenue, in order to provide utilities to the new airport terminal currently under construction.  This has disrupted the auto traffic flow into our property and has disrupted the walk-in traffic to our property via the walkway between the MGM Grand Hotel and us.  This disruption occurred in the later half of the second quarter, but has since been completed by the end of the third quarter.  We believe that the disruptions further reduced the number of patrons to our casino.  To counter these business disruptions and economic conditions, we have continued to focus on managing costs.  Overall, operating expenses declined $3.5 million from the same quarter prior year.  Operating costs are expected to continue to decline from 2008 levels in the fourth  quarter of 2009 as we continue to target cost reductions.

A net loss of $5.4 million was generated for the quarter ended September 30, 2009 compared to a net loss of $5.3 million for the same quarter in 2008.

An operating loss of $1.9 million for the quarter ended September 30, 2009 compared to the same loss in the third quarter last year.  The stable operating loss was achieved in spite of a decrease in net revenue of $3.5 million.  In general, the economy on the Las Vegas Strip has suffered during the third quarter of 2009 from declines in visitor counts, gaming revenue, and room rates as a result of the downturn in the general economy.

Net operating revenues for the quarter ended September 30, 2009 were $10.7 million, a decrease of $3.5 million or 24.5%, from $14.2 million generated during the same period in the previous year.  The decline in net revenue was largely a result of declines in all revenue categories due principally to the continued weakness in the national, state and local economies.  For our property, the drop in net revenue of 24.5% in the third quarter represented a deepening trend of decreased revenues.

Promotional allowances (which are subtracted from revenues) decreased from $2.1 million to $1.2 million, largely due to a decrease in the promotional give away of show tickets and rooms.

Operating expenses were $12.7 million for the quarter ended September 30, 2009, a decrease of $3.5 million or 21.7%, from $16.2 million during the same period in the previous year.  This decrease in operating expenses was the result of an intense program of cost reductions.  Property-wide payroll was analyzed and payroll, payroll taxes and benefits were reduced by $1.8 million.  Additionally, other operating expenses were evaluated and trimmed where appropriate.  This trend of reduced expense is expected to continue into future quarters and help us offset the decline in net revenues.

Casino.  Casino revenues decreased by $2.0 million, or 33.1%, to $4.0 million for the quarter ended September 30, 2009, compared to $6.0 million for the quarter ended September 30, 2008, principally due to reduced customer counts to the casino and reduced spending by our customers.    Our decline in Casino revenue exceeds the 7.9% decline in gaming revenue for the three months ended September 30, 2009 for all casinos on the Las Vegas Strip as reported by the Nevada State Gaming Control Board and a 20% decline for casinos on the Las Vegas Strip with annual gaming revenue of $12 to $36 million.  Traffic in our casino was affected negatively by a reduction in occupied rooms, decreased walk-in traffic due to a downturn in the general Las Vegas economy and the disrupted vehicle traffic flow on our frontage road.

Table games and poker revenue was $1.6 million for the quarter ended September 30, 2009, a decrease of $0.7 million, or 30.4%, compared to the table games revenue of $2.3 million from the prior year’s quarter.  Table game drop decreased by $3.7 million or by 30.3%, to $8.5 million for the quarter ended September 30, 2009 compared to $12.2 million for the quarter ended September 30, 2008. The table games generated an average win per table of $695 per day for the quarter ended September 30, 2009 as compared to $763 per day for the quarter ended September 30, 2008.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per table per day for Las Vegas Strip casinos with annual gaming revenue of $12 to $36 million was $895 for the quarter ended September 30, 2009.

Slot revenue of $2.4 million for the quarter ended September 30, 2009 was a decrease of 35.1% compared to $3.7 million in the same period in 2008.  The average win per machine per day was $42 for the quarter ended September 30, 2009 as compared to $63 for the quarter ended September 30, 2008.      According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per machine per day for Las Vegas Strip casinos with annual gaming revenue of $12 to $36 million was $72 for the quarter ended September 30, 2009 and slot revenue declined 21.2% for the quarter as compared to the same quarter in the prior year.  We continued our marketing efforts to increase slot play through targeted slot marketing programs aimed at attracting a flow of customers to the casino floor, but we were unable to offset the effects of the slowing Las Vegas and global economy.  Casino expenses, which included casino operational expenses and casino marketing decreased by 31.4% or $1.2 million for the quarter ended September 30, 2009 compared to $3.8 million for the quarter ended September 30, 2008.  The profit margin for casino operations decreased slightly to 34.8% during the quarter ended September 30, 2009 from 36.3% during the quarter ended September 30, 2008.

Food, beverage, and entertainment. Food, beverage and entertainment revenue was $4.5 million for the quarter ended September 30, 2009 as compared to $5.6 million for 2008, a decrease of $1.1 million, or 20.1%. Food and beverage revenue declined due to a general decline in spending by our guests.  Entertainment revenue declined by $0.3 million, (which included a decline of $0.2 million of complimentary revenue) because of the revenue split with the entertainers, which began in 2009.

Food, beverage and entertainment expenses decreased to $2.7 million during the quarter ended September 30, 2009 from $3.8 million during the quarter ended September 30, 2009, a decrease of $1.1 million or 27.8%.  We saved $0.2 million in showroom expense.  The remaining savings in expenses were facilitated by increased efficiencies in payroll, a decrease in cost of sales related to the decreased volume.

The profit margin for food, beverage, and entertainment operations increased to 39.9% for the quarter ended September 30, 2009 from 33.6% in the same quarter in 2008 due to operational efficiencies.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, and other miscellaneous revenue) decreased by $1.3 million or 26.2% to $3.5 million for the quarter ended September 30, 2009 from $4.8 million for the quarter September 30, 2008.  The room revenue decline of $1.2 million or 34.3% was the source of most of the revenue decline.  Room revenue was $2.3 million for the quarter ended September 30, 2009 compared to $3.5 million in 2008 and was negatively affected by the increased competition for customers among hotel casinos in Las Vegas due to the drop in visitors to Las Vegas.   The decrease was also due to disruptions caused by the closure of rooms for retrofitting and road construction along our frontage street.  Average daily room rates decreased by 18.9% from $58 for the quarter ended September 30, 2008 to $47 for the quarter ended September 30, 2009, and rooms available for occupancy in the quarter ended September 30, 2009 decreased by 11,334 rooms, largely due to the closure of 235 rooms from May 28, 2009 to August 14, 2009 for retrofitting plumbing risers.

Sales from our retail outlets decreased by $0.1 million, or 17.3% to $0.9 million for the quarter ended September 2009.

Hotel and other expenses decreased by 21.5% or $0.4 million to $1.7 million during the quarter ended September 30, 2009 from $2.1 million during the quarter ended September 30, 2008, due to savings in payroll and other room department operating expenses. The profit margin for hotel and other revenue was 52.5% in the third quarter of 2009 compared to 55.4% for that same period in the prior year.

General and administrative.  General and administrative expense includes costs associated with marketing, information technology, finance, accounting, and property operations. General and administrative expense decreased $1.3 million or 27.5% to $3.2 million for the quarter ended September 30, 2009 compared to $4.5 million for the quarter ended September 30,

2008.  The decrease in expenses is due to decreases in payroll, advertising, legal fees and various other administrative costs.

Restructuring expenses.  Restructuring expenses related to expenses associated with financial advisory services and related legal expenses for the quarter ended September 30, 2009 were $0.5 million compared to $0.1 million in the same quarter in 2008.  These costs are expected to continue in future months until our recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business assets is completed.  No assurance can be given that we will be able to complete a restructuring of our obligations.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.7 million for the quarter ended September 30, 2009 increased by $0.1 million from $1.6 million for the quarter ended September 30, 2008.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.2 million during the quarters ended September 30, 2009 and $0.3 million in 2008. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  We do not expect to meet this debt coverage ratio test in the 2009 fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest expense.  Interest expense remained the same at $3.5 million for the quarter ended September 30, 2009, and $3.3 million for the quarter ended September 30, 2008.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Comparison of Nine Months Ended September 30, 2009 with the Nine Months Ended September 30, 2008

Net operating revenues for the nine months ended September 30, 2009 were $35.7 million, a decrease of $11.1 million or 23.6%, from $46.8 million of net operating revenues for the nine month ended September 30, 2008.

We were successful in offsetting part of the $11.1 million decline in net operating revenues through targeted cost reductions of $7.4 million.  Operating income for the nine months ended September 30, 2009 declined by $3.7 million from the same period in the prior year.

As discussed earlier, during 2009, there have been decreases in visitor volumes to Las Vegas and in customer spending, including convention participants, principally due to the status of the national, state and local economies.  In addition, we have been challenged with conditions that affect our property in particular.  We closed 235 rooms or approximately a third of our rooms on May 28, 2009 in order to retrofit the plumbing risers.  These rooms re-opened  August of 2009.  In addition, the county had been working on laying utilities down our frontage street, Tropicana Avenue, in order to provide utilities to the new airport terminal currently under construction.  This has disrupted the auto traffic flow into our property and has disrupted the walk-in traffic to our property via the walkway between the MGM Grand Hotel and us.  This disruption occurred for most of the third quarter and was completed in September.  To offset these business disruptions and economic conditions, we have continued to focus on managing costs.

Casino.  Casino revenues decreased by $5.4 million to $13.9 million for the nine months ended September 30, 2009, compared to $19.3 million for the nine months ended September 30, 2008 because of decreased traffic in the casino and a decrease in spending per player.

 Table games revenue was $5.1 million for the nine months ended September 30, 2009, a decrease of $1.7 million, or 25.0%, compared to the table games revenue of $6.8 million from the prior year’s first nine months.  Table game drop decreased to $29.6 million, or by 27.1%, for the nine months ended September 30, 2009 compared to $40.6 million for the nine months ended September 30, 2008, while table game hold percentage increased from 16.7% in 2008 to 17.1% in 2009.  The table games generated an average win per table of $758 per day for the first nine months of 2009 compared to $821 for the nine months of 2008.

Slot revenue of $8.5 million for the nine months ended September 30, 2009 was a decrease of $3.5 million or 29.1% compared to $12.0 million in the same period in 2008.  The average win per machine per day was $51 for the nine months ended September 30, 2009 compared to $70 for the same period in 2008.

Casino expenses decreased by $2.8 million or 25.2% to $8.5 million for the nine months ended September 30, 2009 compared to $11.3 million for the nine months ended September 30, 2008. The profit margin for casino operations decreased from 41.3% during the nine months ended September 30, 2008 to 39.1% during the nine months ended September 30, 2009.

Food, beverage and entertainment.  Food, beverage and entertainment revenue was $14.6 million for the nine months ended September 30, 2009 as compared to $17.1 million for September 30, 2008, a decrease of $2.5 million or 14.9%.  The food revenues decreased $1.1 million or 11.7% to $8.3 million for the nine months ending September 30, 2009 compared to $9.4 million for the nine months ending September 30, 2008. Beverage revenue (which includes complimentary beverages) decreased by $0.9 million or 13.6% to $5.7 million for the nine months ended September 30, 2009 from $6.6 million during the nine months ended September 30, 2008.  Showroom revenue decreased $0.6 million in 2009 to $.5 million as compared to showroom revenue of $1.1 million in 2008.

Food, beverage and entertainment expenses decreased from $11.1 million during the nine months ended September 30, 2008 to $8.9 million during the nine months ended September 30, 2009, a decrease of $2.2 million or 19.9%.  The profit margin for food, beverage and entertainment operations increased from 35.1% during the nine months ended September 30, 2008 to 38.8% during the nine months ended September 30, 2009 due to operational efficiencies in payroll and cost of sales in the food and beverage departments.  We saved $0.5 million in showroom expenses.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, and other miscellaneous revenue) decreased by $5.1 million, or 30.7%, to $11.3 million for the nine months ended September 30, 2009 from $16.4 million for the nine months ended September 30, 2008.  Room revenue decreased $4.8 million or 39.1% to $7.4 million for the nine months ended September 30, 2009 compared to $12.2 million in 2008 due to the drop in visitors to Las Vegas, disruptions caused by the closure of rooms for retrofitting and road construction along our frontage street.  The average daily room rate decreased to $51 for the nine months ended September 30, 2009 compared to $69 for the prior year.  The number of rooms occupied declined for the period, partially due to the 235 rooms taken out of service from May 28, 2009 to August 14, 2009 for plumbing retrofit.

Sales from the retail outlets was $2.8 million in the nine months ended September 30, 2009, a decrease of $0.6 million from the nine months ended September 30, 2008.

Hotel and other expenses decreased by $0.9 million or 15.6% from $6.1 million during the nine months ended September 30, 2008 to $5.2 million during the nine months ended September 30, 2009 due to operational efficiencies in payroll and departmental expenses. The profit margin for hotel and other was 54.5% for the nine months ended September 30, 2009 compared to 62.7% for the same period in the prior year..

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, and finance, accounting, and property operations.  General and administrative expense decreased $2.7 million or 20.9% to $11.2 million for the nine months ended September 30, 2009 compared to $12.9 million for the nine months ended September 30, 2008. This decrease was principally due to significant decreases in advertising and marketing expenses, legal fees and various other administrative costs.

Restructuring expense.  Restructuring expense associated with financial advisory services and related legal expenses for the nine months ended September 30, 2009 were $1.4 million.  These expenses began in September 2008 and are expected to continue in future months until our recapitalization, refinancing, restructuring or reorganization of our obligations, or sale of some or all of the business assets is completed.  No assurances can be given that we will be able to complete a restructuring of our obligations.

Depreciation and amortization expense.  Depreciation and amortization expense of $5.0 million for the nine months ended September 30, 2009 increased by $0.2 million, or 2.7%, from $4.8 million for the nine months ended September 30, 2008.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $1.1 million for the nine months ended September 30, 2008 as compared to $.8 million for nine months ended September 30, 2009. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  We do not expect to meet this debt coverage ratio test in the 2009 fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Income on forfeited deposits and extension fees.  In June of 2008, we recorded income on forfeited deposits and extension fees of $5.5 million in connection with the termination of the purchase agreement with Hedwigs Las Vegas Top Tier, LLC.

Interest expense.  Interest expense was $10.2 million for the nine months ended September 30, 2009, compared to $10.0 million for the nine months ended September 30, 200, an increase of $0.2 million due to an increase in the debt outstanding on the line of credit.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of the Company as of September 30, 2009:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(dollars in thousands)
Equipment purchase financing agreements (1)	$2,195	$852	$1,343	$—	$—
Long-term debt (2)	155,851	15,851	—	—	—
Operating contracts (3)	5,779	1,864	3,860	55	—
Total	$163,825	$158,567	$5,203	$55	$—

(1)         We entered into various equipment purchase agreements in connection with the renovation and re-branding of the Hooters Casino Hotel.  During the first quarter of 2009, we entered into an equipment purchase agreement for $2.5 million in slot system equipment.

(2)         The long-term debt represents the $14.5 million in outstanding draws against the Credit Facility as of September 30, 2009 with original due date on September 30, 2011 and the $130.0 million Notes issued on March 29, 2005 and due on 2012.  The Company is in default on both of these facilities and interest of $11.4 due in increments of $5.7 million at April 1 and Oct 1, 2009 on the Notes was not paid.  The repayment dates have not been adjusted for potential acceleration under the default provisions of the contracts. The long-term debt balance also includes $11.4 million in accrued, unpaid interest on the Notes.

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

For the nine months ended September 30, 2009, $0.4 million of cash was provided by operating activities.

For the nine months ended September 30, 2009, we used $2.4 million of cash in investing activities for capital expenditures ($2.1 million for the retrofit of the rooms and $0.3 million for general equipment replacements).  We will incur an additional $0.3 million for the retrofit by the end of the year.  We also spent $0.2 million during the nine months ended September 30, 2009  in other assets.

For the nine months ended September 30, 2009, we borrowed $3.4 million on our Credit Facility, offset by $0.6 million in principal payments on debt.

The Notes indenture contains certain provisions, which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

 Our Credit Facility is a revolving credit facility of $15.0 million.   As of September 30, 2009, we had outstanding draws of $14.5 million. An additional $0.5 million of the Credit Facility is not available due to an outstanding letter of credit previously issued.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  All outstanding principal and interest under the Credit Facility is due and payable on September 30, 2011, unless accelerated under the default provisions.  Due to the default under the Notes indenture and the Credit Facility, we have classified the amount due under the Credit Facility and Notes and some equipment purchase debt, totaling $145.3 million, as a current liability at September 30, 2009.  As discussed earlier in the Executive Overview at the beginning of Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the accompanying consolidated financial statements, we are in default under both the indenture and the Credit Facility and we have entered into discussions with the note holders and the Credit Facility lender to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  We cannot assure you that we will be successful in negotiating a forbearance with the note holders or Credit Facility lender or in undertaking any financial or strategic alternative transaction in the near term.

At September 30, 2009, we had cash and cash equivalents of approximately $5.6 million.

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

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At September 30, 2009, we had $130.0 million aggregate principal amount of the Notes, slot equipment purchase agreements of $2.2 million carrying an imputed interest rate of 7.0%, and hotel equipment purchase agreements of $0.1 million carrying interest

rates averaging 11.72%.   The Notes carry a fixed interest rate of 8.75%.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans other than fair value market risk, which we believe to be insignificant.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the prime rate.  The term of the Credit Facility will mature on September 30, 2011 unless there is acceleration under the default provisions.  At September 30, 2009, $14.5 million was outstanding under the variable rate Credit Facility, carrying interest at 7.25%.  Assuming a 100 basis-point change in prime at September 30, 2009 and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $145,000.  We received a Notice of Default and Reservation of Rights letter (the “Default Letter”) from the lenders under the Credit Facility that states that events of default exist and that as a result of such defaults the applicable interest rate was increased to the default rate, which equals the Wells Fargo prime rate plus four percentage points.  At September 30, 2009, the default interest rate based on prime rate was 7.25%.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the three months ended September 30, 2009.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

As of the date of this Form 10-Q, we were in default under our Notes indenture and our Credit Facility.  We did not pay the interest due to our noteholders under our Notes indenture within 30 days of the interest payment date on April 1, 2009 or October 1, 2009.  Also, as previously disclosed, we did not enter into control agreements for one or more deposit accounts established and maintained by us for the benefit of the lenders under the Credit Facility.  For a more detailed discussion of our evaluation of financing and strategic alternatives, refer to our discussion under Part 1, Financial Information, Item 2 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Liquidity and Financial Position” or “Liquidity and Capital Resources”.

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

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	November 13, 2009

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	November 13, 2009

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)