Form 10-K
period 2009-12-31
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2010-03-31
CIK 1326686, 1326688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

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

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Chicago and Manhattan areas as well as for wholesale foods, calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in south Florida.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 41 Hooters restaurants, publish Hooters calendars, and operate a Hooters food business.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 1 Dan Marino concept restaurant.

EW Common LLC was formed to hold Eastern & Western’s membership interest in us.  Eastern & Western owns 90% of EW Common LLC while our President owns the balance.  Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi.  Eastern & Western and its affiliates owned the Hôtel San Rémo from November 1988 until our acquisition of the hotel casino in August 2004.

Our affiliates have granted us assignments of certain licenses pertaining to the use of the Hooters brand as well as the Pete & Shorty’s concept restaurant, solely for the purposes of allowing us to operate a Hooters Casino Hotel located at our property.  Pursuant to the Hooters license assignment, we are required to pay the owner of the Hooters trademark, HI Limited Partnership, a royalty fee.  For more information, see “Item 1. Business—Intellectual Property” and “Item 13. Certain Relationships and Related Transactions.”  Hooters of America, Inc. is the general partner of HI Limited Partnership and we refer to HI Limited Partnership and Hooters of America, Inc. collectively as “Hooters of America.”  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  We are not affiliated with Hooters of America.

Before we received our necessary gaming licenses and prior to November 1, 2005, the Hôtel San Rémo was operated by Eastern & Western pursuant to two separate leases with us.  These leases were terminated when we received our gaming license.  The following chart illustrates our corporate structure:

(1)         155 East Tropicana Finance Corp., which has no assets or operations, was formed for the sole purpose of facilitating the issuance of our 8 ¾ % Senior Secured Notes originally due 2012.  The Notes are currently in default and the Note Holders have the ability to accelerate repayment of the Notes.

Hooters Casino Hotel

We purchased the former Hôtel San Rémo in August 2004 and commenced renovations in   March 2005.  On February 3, 2006, we opened the Hooters Casino Hotel to the public.  Our property is located one-half block east of the intersection of Tropicana Avenue and Las Vegas Boulevard, a major intersection on the Las Vegas strip (“The Strip”) that is within walking distance to approximately 30,000 hotel rooms.

The Hooters Casino Hotel features the famous Hooters décor, and the Hooters brand is a prominent component of the facility. Our strategy was to build on Hooters’ reputation as a casual, relaxed, fun and welcoming environment.  The Hooters Casino Hotel features:

•             an approximately 29,000 square foot “Hooters” themed casino floor with approximately 615 state-of-the-art slot and video poker machines and 24 table games;

•             696 hotel rooms, including 17 suites;

•             a tropical pool area featuring beach sand, palm trees, lagoon style waterfall, and Pool Bar containing 350 seats;

•             distinctive dining and entertainment options, including:

•             a world famous Hooters restaurant containing 200 seats;

•             Mad Onion Restaurant, (formerly Dan Marino’s) featuring American cuisine and offering 24 hour dining containing 287 seats;

•             Night Owl Showroom featuring nightly entertainment;

•             Porch Dogs, a Caribbean themed casual indoor-outdoor club offering Hooter’s food and bar containing 200 seats;

•             Pete & Shorty’s Tavern, a casual and comfortable  bar featuring a sports book and a poker room containing 100 seats;

•             The Lobby Bar, a 24-hour bar located at the entrance to the casino, featuring service by the world famous Hooters girls;

•             Dixie’s Dam Country Bar

•             Splurge and Bait Shoppe retail stores selling Hooters branded merchandise, and our newest addition Punishment retail store featuring  mixed martial arts, or MMA related clothing.

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

Las Vegas, Nevada.  The hotel casino industry in Las Vegas is highly competitive.  In response to recent economic downturn, many competing properties have significantly reduced their room rates, which has increased competition for the middle market, budget oriented tourist.  The Hooters Casino Hotel competes on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size.  The Hooters Casino Hotel competes with numerous resorts and hotel casinos on The Strip and in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.  Many competing properties have themes and attractions which draw a significant number of visitors and compete with our property for hotel and gaming customers.  Some of these facilities are operated by companies that have more than one operating facility, and many have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do. The City Center with 6,800 hotel rooms and condominiums (opening over time), a new casino, shopping mall and numerous restaurants and other facilities recently opened in December 2009 and January 2010 within a mile of us on the Las Vegas Strip.  Additional major hotel casinos and significant expansion of existing properties, containing a significant number of hotel rooms and attractions, have also recently opened in Las Vegas.  Other projects that are currently on hold could also potentially open in the near future.  We seek to differentiate the Hooters Casino Hotel from other major Las Vegas hotel casino resorts by concentrating on the design, atmosphere, personal service and amenities that we provide and the added value of the Hooters brand.

California Gaming Market.  Voters in California approved an amendment to the California constitution in 2000 that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games.  A number of Native American tribes have already signed, and others have begun signing, gaming compacts with the State of California.  According to the National Indian Gaming Commission, as of February 2009, there are approximately 62 operating tribal casinos in California.  In addition, several Native American tribes in California have reached agreements with the State of California that allow for an increased number of gaming machines within the facilities operated by such tribes in exchange for a revenue-based payment to the state.  The competitive impact on our gaming establishments from the continued growth of gaming in California cannot be definitively determined but, depending on the nature, extent and location of the growth, the impact could be material.

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

Dan Marino Concept Restaurants.  We had an exclusive license to use certain intellectual property to operate and promote restaurants, taverns, lounges and bars using the marks “Dan Marino’s Fine Food & Spirits” and ‘“13” Martini Bars’.  In November 2009 the license was terminated and we rebranded the restaurant as “Mad Onion”.  The ‘“13” Martini Bar”, which was closed in 2007, was reopened in 2007 as “Night Owl Showroom”. See “Item 13. Certain Relationships and Related Transactions.”

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

Employees

As of December 31, 2009, we had 720 employees.  None of our employees are covered by collective bargaining agreements.

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

If certain exemptions are granted under the Nevada Act to a Registered Corporation, then any person who acquires more than 5% of a Registered Corporation’s voting securities is required to report the acquisition to the Nevada Commission.  The Nevada Act requires that beneficial owners of more than 10% of a registered corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring the filing for a finding of suitability.  Under certain circumstances, an “institutional investor,” as defined in the regulations of the Nevada Commission, which acquires more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if that institutional investor holds the voting securities for investment purposes only and for a waiver of the requirement for an approval of a change of control if the acquisition is above 20% of the voting securities.  An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of managers, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Our independent registered public accounting firm included an explanatory paragraph that expresses doubt as to our ability to continue as a going concern in their audit report contained in this Form 10-K report for the year ended December 31, 2009 and 2008.  As discussed in Note 2 to the consolidated financial statements within this Form 10-K report, we have incurred recurring operating losses, have a working capital deficiency and have an accumulated deficit.  We cannot provide any assurance that we will in fact operate our business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow and/or obtain a forbearance agreement from our Note holders.

Our ability to continue as a going concern will be determined by our ability to obtain additional funding or restructure or negotiate waivers on our existing indebtedness and to generate sufficient revenue to cover our operating expenses.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount.

Recent Economic Developments — Recent instability in the financial markets may continue to impact our business.

Recently, the residential real estate market in Las Vegas and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with fluctuating oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased.  There can be no assurance that the decline is over and there can be no assurance that government response to these conditions will successfully address the fundamental weakness, restore consumer confidence or lead to improvement of the markets.  Further declines in real estate values in Las Vegas and the U.S. or elsewhere and continuing credit and liquidity concerns that have had an adverse affect on our results of operations and are likely to continue until such time as these aforementioned conditions improve.

Dependence Upon Cash Flow of Property—With our Credit Facility fully drawn, our cash flow to meet our payment obligations under the Notes and our other indebtedness and to fund our operations is dependent solely on the hotel casino.

Currently our Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  As a result, we now rely exclusively on cash flow generated by our hotel casino to meet our payment obligations under our indebtedness and to fund our operations and planned or committed capital expenditures, including any renovation of our existing property.  We failed to pay our interest obligation under the Notes on April 1, 2009 and October 1, 2009 and anticipate an inability to pay interest on the Notes in 2010.  If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to meet our payment obligations for future interest payments our other indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.  See “Item 1A. Risk Factors—Risks Related to the Notes and Other Company Debt—Ability to Service Debt.”

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

Competition in Las Vegas has increased over the last several years as a result of significant increases in hotel rooms, casino sizes and convention, trade show and meeting facilities.  In response to the recent economic downturn, many competing properties have significantly reduced their room rates, which has increased competition.  Our success is dependent upon the success of the hotel casino and its continuing ability to attract visitors and operate profitably.  The hotel casino, located one-half block east of The Strip, competes with high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on The Strip and in downtown Las Vegas, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size.  Currently, there are approximately 39 major gaming properties located on or near The Strip, 16 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas.  Some of these facilities are operated by companies that have more than one operating facility, and many have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do.  Furthermore, additional major hotel casinos and significant expansion of existing properties, containing a significant number of hotel rooms and attractions, are expected to open in Las Vegas within the coming years.  There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular.  A decline or leveling off of the growth or popularity of such facilities would adversely affect our business, financial condition and results of operations.  See “Item 1. Business—Competition.”

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

Increased competition may also require us to make substantial capital expenditures to maintain and enhance the competitive position of our hotel casino.  Because we are highly leveraged, there can be no assurance that we will have sufficient financing to make such expenditures.  If we are unable to make such expenditures, our competitive position and our results of operations could be materially adversely affected.

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

Our employees were not covered by collective bargaining agreements as of December 31, 2009.  Unionization of our employees could result in disruption in our business and could incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition.  We could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

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

•             increased transportation costs;

•             continued increases in healthcare costs;

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

Risks Related to the Notes and Other Company Debt

Substantial debt- our substantial level of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes and our other debt.

We have substantial debt.   Our substantial level of debt has adversely affected our financial condition and prevented us from fulfilling our obligations under the Notes and our other debt. In addition, national and local economic conditions have affected our financial condition.  As of December 31, 2009, we have total debt of $146.1 million.  Due to economic conditions and our results of operations, we did not  make our scheduled interest payment on our Notes on April 1, 2009 and October 1, 2009.  We do not believe that we will be able to make interest payments for the foreseeable future.  We are in default under the indenture governing the Notes due to our failure to make previous interest payments.  We are also in default under our Credit Facility due to our failure to make scheduled interest payments on the Notes and our failure to enter into control account agreements on certain of our bank accounts.   A default under the indenture governing our Notes permits the lenders under our Credit Facility to declare a default under the Credit Agreement.  See “Risks Related to the Notes and Other Company Debt” regarding limitations on collateral and ability to exercise remedies.  Our substantial debt has had and may have in the future important consequences and significant effects on our business. For example, it did or could:

•             make it more difficult for us to cure existing defaults and satisfy our obligations under the Notes and our other debt;

•             result in further events of default if we fail to satisfy our other obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or our Credit Facility.  Current events of default have resulted in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

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

Risks Relating To Our Business And Our Capital Structure

We Are in Breach of Affirmative Covenants Under Our Credit Facility.

In connection with our Credit Facility as defined in Item 7 below, we agreed to affirmative covenants obligating us to, among other things, to deliver a deposit account control agreement for each of the Company’s depository accounts.  In 2009, the Company received a notice of default, or Notice, on its Credit Facility, which relates to the Company’s failure to provide a deposit account control agreement in relation to an account at a depository bank and failure to make the scheduled interest payments on our Notes,  among other defaults.

The Notice further provided that as a result of the default, we will no longer have the option to request LIBOR Rate loans.  As a result of losing the availability of LIBOR Rate loans under the Credit Facility, the interest rate on the Credit Facility has increased to the default rate of 4% over prime.  If we are not successful in negotiating a waiver or forbearance agreement with the holder of the Credit Facility regarding the Notice the holder would have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at December 31, 2009), to commence to foreclose on some or all of our assets securing the debt, or exercise other rights and remedies granted under the Credit Facility and as may be available pursuant to applicable law.  If the Credit Facility were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot assure you that we would be successful in completing a refinancing or consensual out-of-court restructuring, if necessary.

Ability to Service Debt—To service our debt, we will require a significant amount of cash. Based on current operations we are currently unable to service our Notes.

With our Credit Agreement fully extended, we will rely exclusively on funds generated from our operations to pay our expenses and to pay the amounts due under the Notes, our Credit Facility and our other debt. Due to our current cash and anticipated cash flow from operations, we will not make the $5.7 million interest payment due on April 1, 2010.  We are already in default under our indenture and Credit Agreement due to our failure to make previous interest payments due under the indenture.  Our ability to meet our expenses and pay additional amounts due under the Notes and other debt will depend on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to pay additional amounts due under our debt, including the Notes, or to fund other liquidity needs, such as future capital expenditures.  If recent economic conditions, including the availability of credit, persist, worsen, or fail to improve significantly, we also may be unable to refinance all or part of our debt, sell assets, reduce or delay capital expenditures or borrow more money.  In addition, the terms of existing or future debt agreements, including our Credit Facility and the indenture governing the Notes, may restrict us from adopting any of these alternatives.

Limitations on Collateral—The collateral securing the Notes does not include any of our gaming assets or certain other excluded assets.

The Notes and any subsidiary guarantees thereof are secured by a security interest in substantially all of our and any subsidiary guarantors’ existing and future assets (other than certain excluded assets), a pledge of our equity interests and the equity interests in any subsidiary guarantors.  As of December 31, 2009, there are no subsidiary guarantors.  The collateral does not include gaming licenses or any gaming equipment or other assets securing furniture, fixtures and equipment financing, and there are no restrictions on the amount of gaming equipment financed in this manner.  The collateral also does not include contracts, agreements, licenses (including gaming and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein.  Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral.

Value of Collateral Securing the Notes—The fair market value of the collateral securing the Notes may not be sufficient to pay the amounts owed under the Notes.

Our Notes and Credit Facility are secured by a security interest in substantially all of our existing and future assets (other than in certain excluded assets) (“Collateral”).  The proceeds of any sale of collateral following an event of default with respect to the Notes may not be sufficient to satisfy, and may be substantially less than, amounts due on the Notes.  No appraisal has been made of the collateral.  The total value of the collateral is likely less than the amount due on the Notes.

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

The security interests securing the Notes and any guarantees, if applicable, of the Notes are contractually subordinated to up to $15.0 million principal amount of debt (plus related interest, fees, indemnities, costs and expenses) that may be incurred under our Credit Facility, pursuant to an intercreditor agreement between the trustee under the indenture governing the Notes and the lenders under our Credit Facility.  We are currently in default under our Credit Facility.  In addition, lenders of furniture, fixtures and equipment financing and other purchase money debt have a security interest in the assets securing that debt, although those assets, so long as they secure only such debt, will not secure the Notes.  The indenture permits unlimited gaming furniture, fixtures and equipment financing and up to $2.5 million of other secured purchase money financing.  As a result, upon any distribution to our creditors, whether or not in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our debt or an event of default under such debt, the lenders under our Credit Facility will be entitled to be repaid in full from the proceeds of the assets securing such debt before any payment is made to holders of Notes from such proceeds and the lenders of furniture, fixtures and equipment financing and other purchase money debt will be entitled to be repaid in full from the proceeds of the assets securing such debt before any payment is made to holders of Notes from such proceeds.

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

A number of the rights and remedies of the trustee and the holders of the Notes are significantly limited under the intercreditor agreement.  For instance, if the Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have debt outstanding under our Credit Facility, the trustee will not have the right to foreclose upon the collateral that also secures the obligations under our Credit Facility unless and until the lenders under our Credit Facility fail to take steps to exercise remedies with respect to or in connection with such collateral within 90 days following notice to such lenders of the occurrence of an event of default under the indenture governing the Notes.  We are currently in default under our Credit Facility.  In addition, the intercreditor agreement prevents the trustee and the holders of the Notes from pursuing remedies with respect to certain of the collateral in an insolvency proceeding.

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

The indenture governing the Notes and the agreement governing our Credit Facility contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business.  These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business.  Additionally, as described in the Risk Factors, we are in default under the indenture and Credit Facility.  These covenants place restrictions on our ability and the ability of our restricted subsidiaries to, among other things:

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

Our failure to comply with our debt-related obligations could result in additional events of default under the Notes, Credit Facility and our other debt.

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

Executive Offices and Conference Facility.  We own an approximately two-acre site consisting of a one-level, 17,472 square-foot executive office building and conference facility and an 183-space parking lot.

Our Credit Facility and our Notes are secured by liens on all of our real property.

ITEM 3.          LEGAL PROCEEDINGS.

From time to time we are party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6.                             SELECTED FINANCIAL DATA.

The historical selected financial data of 155 East Tropicana, LLC and of the Hôtel San Rémo Casino and Resort set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”  The statement of operations data for the periods ended December 31, 2009, 2008, 2007 and 2006, and the balance sheet data at December 31, 2009 and 2008 of 155 East Tropicana, LLC are derived from, and are qualified by reference to, the audited financial statements included in “Item 8. Financial Statements and Supplementary Data.”

155 EAST TROPICANA, LLC

	As of or for the periods ended
	December 31,
	2009	2008	2007	2006	2005 (1) (2)
	(dollars in thousands)
Results of Operations:
Net revenues (3)	$46,809	$60,095	$66,480	$67,956	$8,001
Operating expenses (4)	43,721	54,282	59,804	60,357	4,314
Depreciation	6,612	6,544	6,250	5,842	1,956
Intangible assets impairment charge	—	3,458	—	—	—
Pre-opening expense	—	—	—	5,293	4,825
Related party royalties expense	1,062	1,362	1,387	1,459	—
Loss on disposal of assets	—	—	—	1,199	—
Total operating loss	(4,586)	(5,551)	(962)	(6,194)	(3,094)
Interest expense, net (5)	(13,659)	(13,200)	(13,157)	(12,247)	(8,526)
Purchase deposit and extension fee	—	5,500	—	—	—
Loss on extinguishment of debt	—	—	—	—	(2,247)
Net loss	$(18,245)	$(13,251)	$(14,119)	$(18,441)	$(13,867)
Balance Sheet:
Cash and cash equivalents	$5,383	$4,980	$5,862	$6,164	$14,191
Total assets	123,102	126,427	139,147	145,593	163,159
Total debt (6)	146,063	141,362	138,587	134,940	130,000
Total liabilities	168,206	152,686	152,154	144,482	143,607
Members’ (deficit) equity	(45,104)	(26,259)	(13,007)	1,111	19,553

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

(6)   Total debt is classified as current, exclusive of the long-term portion of equipment loans.

The following historical information of the Hôtel San Rémo Casino and Resort is derived from its audited financial statements for 2005.

HÔTEL SAN RÉMO CASINO AND RESORT

Ten Months Ended October 31,
2005 (1)
(dollars in thousands)
Results of Operations:
Revenues:
Casino	$8,947
Food and beverage	5,557
Hotel and other	12,217
Gross revenues	26,721
Promotional allowances	(1,770)
Net revenues	$24,951

Operating expenses:
Casino	$5,275
Food and beverage	4,977
Hotel and other	3,628
General and administrative	6,678
Depreciation	335
Related party lease expense (2)	5,439
Restructuring costs	—
Total operating expense	$26,332

Operating (loss) income	$(1,381)

Other income (expenses):
Interest income from affiliate	$346
Interest expense	(7)
Loss on sale of assets	—
Foreign currency translation	—
Total other income (expenses)	339
(Loss) income before income taxes	(1,043)
Benefit (provision) for income taxes	397
Net (loss) income	$(646)

Balance sheet
Cash and cash equivalents	$2,903
Total assets	8,215
Total debt	—
Total liabilities	4,355
Division equity	3,860

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

The following selected quarterly financial data of 155 East Tropicana, LLC for the years ended December 31, 2009 and 2008 is derived from the quarterly condensed consolidated financial statements of 155 East Tropicana, LLC . The financial data for the fourth quarter of 2009 and 2008 are derived from the annual consolidated financial statements of 155 East Tropicana, LLC included in “Item 8 Financial Statements and Supplementary Data.

	155 EAST TROPICANA, LLC
	For the fiscal quarter ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Total
	(dollars in thousands)
Net revenues	$13,341	$11,674	$10,729	$11,065	$46,809
Operating loss	(727)	(1,622)	(1,916)	(321)	(4,586)
Net loss	(4,059)	(5,050)	(5,378)	(3,758)	(18,245)

	155 EAST TROPICANA, LLC
	For the fiscal quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total
	(dollars in thousands)
Net revenues	$16,441	$16,123	$14,212	$13,319	$60,095
Operating (loss) income	1,071	259	(1,942)	(4,939)	(5,551)
Net income (loss) (1)	(2,195)	2,443	(5,261)	(8,238)	(13,251)

(1) Net income for the second quarter of 2008 includes the $5.5 million gain from the forfeited purchase deposit and extension fees related to the cancelled sale to Hedwigs and net loss for the fourth quarter of 2008 includes the intangible assets impairment charge of $3.5 million.

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

Liquidity and Financial Position

We have significant indebtedness and financial commitments in 2009.  As of December 31, 2009, we had $160.3 million in total debt and unpaid interest.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  We do not believe we will be able to generate sufficient cash flows from operations to fund our  financial commitments over the next year and cannot provide any assurances that we will be able to raise additional capital.

Based on anticipated future operations, we do not believe that cash on hand at December 31, 2009 of $5.3 million and expected cash flows will be adequate to meet our total financial obligations which include (1) anticipated operational expenses, (2) debt service on equipment leases and Credit Facility, (3) capital expenses and (4) scheduled payments of interest on the Notes.  We were unable to make the interest payment on the Notes due April 1, 2009 and October 1, 2009 and do not expect to make the payment due April 1, 2010 or October 1, 2010.  Currently, our other obligations are being paid in the normal course of business.  Due to our inability to make the interest payments , an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture governing the Notes.   We received default and reservation of rights letters (“Default Letters”) from the lenders under the Credit Facility.  The Default Letters state that (i) an event of default exists under the Credit Facility as a result of our failure to obtain control agreements for one or more deposit accounts established and maintained by us and also as a result of failure to pay interest on the Notes, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate their response to the event of default, and (iv) we no longer have an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate plus the default rate, which is equal to four percentage points above prime rate.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  We have entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  We have engaged a financial advisor to assist with the evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business.  Our advisors and we are actively working toward such a transaction.  We cannot be assured that we will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative transaction in the near term.

If we are not successful in obtaining a forbearance or entering into a transaction to address our liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($144.2 million at December 31, 2009) and the Credit Facility lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at December  30, 2009, plus an irrevocable letter of credit for $0.5 million at December 31, 2009).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot be assured that we would be successful in completing a refinancing or restructuring.  If we are unable to do so, we may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  We have classified most of our debt at December 31, 2009, and all debt at December 31, 2008, as a current liability on the balance sheet.  The accompanying condensed consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Overview for 155 East Tropicana, LLC

155 East Tropicana, LLC (“we”, “us”, “our”, or “155”) was formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), from Eastern & Western Hotel Corporation (“Eastern & Western”). Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. The owners of Hooters Gaming LLC, which include most of the original founders of the Hooters brand, hold licenses to sell wholesale foods and calendars and to operate hotel casinos in Nevada and Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois, and downtown Manhattan in New York. Lags Ventures, LLC is owned by a holder of the license rights to certain Hooters restaurants in South Florida and the State of Nevada. Pursuant to these license rights, the owners of Florida Hooters LLC operate 41 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 1 Dan Marino concept restaurant.

Eastern & Western owns 90% of EW Common LLC, while our President owns the balance. Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Pete & Shorty’s concept restaurant, which will allow us to operate the Hooters Casino Hotel. The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001. As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants. Pursuant to the Hooters license assignment; we are required to pay Hooters of America a royalty fee, which totaled approximately $0.8 million for the year ending December 31, 2009. Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

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

We also entered into a $15.0 million senior secured credit facility (“Credit Facility”) concurrently with the offering. At December 31, 2009, $14.5 million was outstanding on the Credit Facility, which, together with a letter of credit in the amount of $0.5 million, represents all of the funds available under the Credit Facility.

The Company was unable to make the interest payment on the Notes due April 1, 2009 and October 1, 2009 and does not expect to make the payment due April 1, 2010 or October 1, 2010. Currently, our other obligations are being paid in the normal course of business.  Due to the Company’s inability to make the interest payments, an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture.   The Company has received Notice of Default and Reservation of Rights letters (the “Default Letters”) from the lenders under the Credit Facility.  The Default Letters state that (i) an event of default exists under the Credit Facility as a result of the Company’s failure to obtain control agreements for one or more deposit accounts established and maintained by the Company and as a result of failure to pay interest on the Notes, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate their response to the event of default, and (iv) the Company no longer has an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate  plus the default rate, which is equal to four percentage points above prime rate.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The Company has entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  The Company has engaged a financial advisor to assist with its evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its business.  The Company and its advisors are actively working toward such a transaction.  The Company cannot be assured that it will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative transaction in the near term.

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

The following table summarizes the results of operations of 155 East Tropicana, LLC (in thousands):

	155 E. Tropicana, LLC	155 E. Tropicana, LLC		155 E. Tropicana, LLC
	Year Ended December 31, 2009	Year Ended December 31, 2008	% Change 2009 - 2008	Year Ended December 31, 2007	% Change 2008 - 2007
	(dollars in thousands)
Casino revenues	$18,089	$24,951	-27.5%	$24,993	-0.2%
Casino expenses	10,991	14,572	-24.6%	14,883	-2.1%
Profit margin	39.2%	41.6%		40.5%

Food, beverage and entertainment revenues	$18,680	$22,137	-15.6%	$23,318	-5.1%
Food, beverage and entertainment expenses	11,400	14,501	-21.4%	17,722	-18.2%
Profit margin	39.0%	34.5%		24.0%

Hotel and other revenues	$15,048	$20,686	-27.3%	$24,484	-15.5%
Hotel and other expenses	6,758	8,066	-16.2%	9,222	-12.5%
Profit margin	55.1%	61.0%		62.3%

Promotional allowances	$5,009	$7,678	-34.8%	$6,316	21.6%
Percent of gross revenues	9.7%	11.3%		8.7%

General and administrative expenses	$12,925	$16,624	-22.3%	$17,978	-7.5%
Percent of net revenues	27.6%	27.7%		27.0%

Restructuring expense	$1,647	$519	217.3%
Percent of net revenues	0.9%	0.1%

Depreciation expense	$6,612	$6,544	1.0%	$6,250	4.7%

Intangible assets impairment charge	$600	$3,458	-82.6%	$—

Related party royalties expense	$1,062	$1,362	-22.0%	$1,387	-1.8%

Purchase deposit and extension fee	$—	5,500		$—

Interest income	$1	$124	-99.2%	$91	36.3%

Interest expense	$13,660	$13,324	2.5%	$13,248	0.6%

Comparison of Year Ended December 31, 2009 with the Year Ended December 31, 2008

Net operating revenues for the year ended December 31, 2009 were $46.8 million, a decrease of $13.3 million or 22.1%, from $60.1 million of net operating revenues for the year ended December 31, 2008.

We offset most of the $13.3 million decline in net operating revenues through targeted cost reductions of $12.2 million.  The operating loss for the year ended December 31, 2009 declined by $0.4 million from the prior year.

As discussed earlier, during 2009, there have been decreases in visitor volumes to Las Vegas and in customer spending, including convention participants, principally due to the status of the national, state and local economies.  In addition, we have been challenged with conditions that affect our property in particular.  We closed 235 rooms or approximately a third of our rooms on May 28, 2009 in order to retrofit the plumbing risers.  These rooms re-opened  August of 2009.  In addition, the county was working on laying utilities down our frontage street, Tropicana Avenue, in order to provide utilities to the new airport terminal currently under construction.  This disrupted the auto traffic flow into our property and disrupted the walk-in traffic to our property via the walkway between the MGM Grand Hotel and us.  This disruption occurred for most of the third quarter and was completed in September 2009.  To offset these business disruptions and economic conditions, we have continued to focus on managing costs.

Casino.  Casino revenues decreased by $6.9 million to $18.1 million for the year ended December 31, 2009, compared to $25.0 million for the year ended December 31, 2008 because of decreased traffic in the casino and a decrease in spending per player.

Table games revenue was $6.7 million for the year ended December 31, 2009, a decrease of $2.2 million, or 24.4%, compared to the table games revenue of $8.9 million from the prior year.  Table game drop decreased to $37.9 million, or by 27.0%, for the year ended December 31, 2009 compared to $51.9 million for the year ended December 31, 2008, while table game hold percentage increased from 17.1% in 2008 to 17.7% in 2009.  The table games generated an average win per table of $752 per day for the year of 2009 compared to $932 for the year of 2008.

Slot revenue of $11.0 million for the year ended December 31, 2009 was a decrease of $4.5 million or 28.8% compared to $15.5 million in the same period in 2008.  The average win per machine per day was $49 for the year ended December 31, 2009 compared to $67 for the year of 2008.

Casino expenses decreased by $3.6 million or 24.6% to $11.0 million for the year ended December 31, 2009 compared to $14.6 million for the year ended December 31, 2008. The profit margin for casino operations decreased from 41.6% during the year ended December 31, 2008 to 39.2% during the year ended December 31, 2009.

Food, beverage and entertainment.  Food, beverage and entertainment revenue was $18.7 million for the year ended December 31, 2009 as compared to $22.1 million for December 31, 2008, a decrease of $3.4 million or 15.6%.  The food revenues decreased $1.9 million or 12.9% to $12.8 million for the year ending December 31, 2009 compared to $14.7 million for the year ending December 31, 2008. Beverage revenue (which includes complimentary beverages) decreased by $1.6 million or 21.0% to $5.8 million for the year ended December 31, 2009 from $7.4 million during the year ended December 31, 2008.  Showroom revenue decreased $0.8 million in 2009 to $0.6 million as compared to showroom revenue of $1.4 million in 2008.  Our showroom acts were changed to “four-wall” events in March 2009.  The acts keep most of the revenue in the showroom, but also cover most of the expenses.

Food, beverage and entertainment expenses decreased from $14.5 million during the year ended December 31, 2008 to $11.4 million during the year ended December 31, 2009, a decrease of $3.1 million or 21.4%.  The profit margin for food, beverage and entertainment operations increased from 34.5% during the year ended December 31, 2008 to 39.0% during the year ended December 31, 2009 due to operational efficiencies in payroll and cost of sales in the food and beverage departments.  We saved $0.7 million in showroom expenses because we adopted a “four-wall” format as described above.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, and other miscellaneous revenue) decreased by $5.7 million, or 27.3%, to $15.0 million for the year ended December 31, 2009 from $20.7 million for the year ended December 31, 2008.  Room revenue decreased $5.4 million or 35.5% to $9.8 million for the year ended December 31, 2009 compared to $15.2 million in 2008 due to the drop in visitors to Las Vegas, disruptions caused by the closure of rooms for retrofitting and road construction along our frontage street.  The average daily room rate decreased to $49 for the year ended December 31, 2009 compared to $66 for the prior year.  The occupancy rate fell from 91.6%

in 2008 to 87% in 2009.  The number of rooms occupied declined, partially due to the 235 rooms taken out of service from May 28, 2009 to August 14, 2009 for plumbing retrofit.

Sales from the retail outlets was $3.6 million in the year ended December 31, 2009, a decrease of $0.8 million from the year ended December 31, 2008.

Hotel and other expenses decreased by $1.3 million or 16.2% from $8.1 million during the year ended December 31, 2008 to $6.8 million during the year ended December 31, 2009 due to operational efficiencies in payroll and departmental expenses. The profit margin for hotel and other was 55.1% for the year ended December 31, 2009 compared to 61.0% for the same period in the prior year..

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, and finance, accounting, and property operations.  General and administrative expense decreased $3.7 million or 24.6% to $12.9 million for the year ended December 31, 2009 compared to $16.6 million for the year ended December 31, 2008. This decrease was principally due to significant decreases in advertising and marketing expenses, legal fees and various other administrative costs.

Restructuring expense.  Restructuring expenses associated with financial advisory services and related legal expenses for the year ended December 31, 2009 were $1.6 million.  These expenses began in September 2008 and are expected to continue in future months until our recapitalization, refinancing, restructuring or reorganization of our obligations, or sale of some or all of the business assets is completed.  No assurances can be given that we will be able to complete a restructuring of our obligations.

Depreciation and amortization expense.  Depreciation and amortization expense of $6.6 million for the year ended December 31, 2009 increased by $0.1 million, or 1.0%, from $6.5 million for the year ended December 31, 2008.

Intangible assets impairment charge.  With respect to our indefinite-lived intangible assets, we performed our annual test during the fourth quarter of 2009.  As a result of this analysis, we recognized a non-cash impairment charge of $0.6 million to write-down the Hooters licensing trademark.  As a result of a decrease in revenue from food and beverage and the continuing economic conditions, we lowered our forecasts of cash flow from food and beverage operations in future years, which results in the impairment charge.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $1.4 million for the year ended December 31, 2008 as compared to $1.1 million for year ended December 31, 2009. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year and certain other conditions are met.  We can not be in default on our Notes.  We have not and will not qualify to pay out related party royalty expenses in the foreseeable future.

Income on forfeited deposits and extension fees.  In June of 2008, we recorded income on forfeited deposits and extension fees of $5.5 million in connection with the termination of the purchase agreement with Hedwigs Las Vegas Top Tier, LLC.

Interest expense.  Interest expense was $13.7 million for the year ended December 31, 2009, compared to $13.3 million for the year ended December 31, 2008, an increase of $0.4 million due to an increase in the debt outstanding on the line of credit and an increase in the interest rate on the line of credit.

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

For year ended December 31, 2009, we were provided $0.8 million of cash from operating activities.

For the year ended December 31, 2009, $2.8 million of cash was used for capital expenditures largely as a result of $2.4 million in expenditures for the retrofit of the rooms.  We also spent $0.2 million during 2009 for deposits.

For the year ended December 31, 2009, we were provided $2.7 million in cash from financing activities. We borrowed $3.4 million on our line of credit, offset by $0.7 million in principal payments on debt.

The Notes indenture contains certain provisions, which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our Credit Facility is a revolving credit facility of $15.0 million.  As of December 31, 2009, we had outstanding draws of $14.5 million. An additional $0.5 million of the Credit Facility is not available due to an outstanding letter of credit issued.   Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  All outstanding principal and interest under the Credit Facility is due and payable on September 30, 2011 unless accelerated under the default provisions.  Due to the defaults under the Note indenture and Credit Facility, we have classified the amount due under the Credit Facility and Notes and some equipment purchase debt, totaling $145.1 million, as a current liability at December 31, 2009.

At December 31, 2009, we had cash and cash equivalents of approximately $5.4 million.  As discussed earlier in the Executive Overview at the beginning of Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the accompanying consolidated financial statements, we are in default under both the indenture and the Credit Facility and we have entered into discussions with the note holders and the Credit Facility lender to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  We cannot assure you that we will be successful in negotiating a forbearance with the note holders or Credit Facility lender or in undertaking any financial or strategic alternative transaction in the near term.

Contractual Obligations

The following table summarizes the contractual commitments of 155 East Tropicana, LLC as of December 31, 2009:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
	(dollars in thousands)
Debt (1)	$158,680	158,680	—	—	—
Equipment purchase financing agreements (2)	1,583	657	926	—	—
Operating contracts (3)	3,581	3,371	206	4	—
Total	$163,844	$162,708	$1,132	$4	$—

(1)   The debt represents the $14.5 million in outstanding draws against our Credit Facility as of December 31, 2009 with an original due date on September 30, 2011 and the $130.0 million Notes issued on March 29, 2005 and due in 2012.  The company is in default on both of these facilities and interest of $14.2 million has not been paid on the notes.  The repayment dates have been adjusted for potential acceleration under the default provisions of the contracts.  The debt balance includes $14.2 million in accrued, unpaid interest on the notes.

(2)   We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.  During the first quarter of 2009, we entered into an equipment purchase agreement for $2.0 million in slot system equipment.

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

We perform our annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each year.  Goodwill was tested for impairment using a discounted cash flow analysis based on our forecasted future results discounted for cost of capital in 2008 and as a result was written-off in 2008.  The impairment of the Company’s Hooter’s license trademark is tested for impairment using the relief-from-royalty method.

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

See Intangible Assets in Note 3 of the consolidated financial statements for discussion of impairment of goodwill and Hooter’s license trademark recorded in 2008 and 2009.

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

Player Club Points.  Prior to March 31, 2009, our slot club allowed customers to earn cash back.  Currently our slot club allows customers to earn certain complimentary products, based on the volume of the customer’s gaming activity.  Prior to March 31, 2009, we recorded a liability for the estimated cost of cash back earned by customers and not redeemed. Currently, at the time redeemed, the retail value of complimentaries under the program is recorded as revenue with a corresponding offsetting amount included in promotional allowances.  The cost associated with complimentary food, beverage, rooms and entertainment redeemed under the program is recorded in casino costs and expenses.  Play Club points redeemed for cash were also recorded as a promotional allowance.

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

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At December 31, 2009, we had $130,000,000 aggregate principal amount of the Notes, slot equipment purchase agreements of $1.5 million carrying an interest rate of 7.0%  The Notes carry a fixed interest rate of 8.75%.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans other than fair value market risk, which we believe to be insignificant.  We have market risk associated with funds that may be borrowed on our $15.0 million Credit Facility, due to an interest rate that floats with the prime rate.  The term of our Credit Facility will mature on September 30, 2011 unless there is acceleration under the default provisions.  At December 31, 2009, $14.5 million was outstanding under the variable rate Credit Facility, carrying interest at 7.25%.  Assuming a 100 basis-point change in prime at December 31, 2009, and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $145,000.  We received a Notice of Default and Reservation of Rights letter (the “Default Letter”) from the lenders under the Credit Facility that states that events of default exist and that as a result of such defaults the applicable interest rate was increased to the default rate, which equals the Wells Fargo prime rate plus four percentage points.  At December 31, 2009, the default rate based on prime rate was 7.25%.

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

The following consolidated financial statements of 155 East Tropicana, LLC are presented herein on the pages indicated:

155 EAST TROPICANA, LLC

Report of Independent Registered Public Accounting Firm

To the Members of 155 East Tropicana, LLC:

We have audited the accompanying consolidated balance sheets of 155 East Tropicana, LLC and its subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a working capital deficiency and has an accumulated deficit.  In addition, on April 7, 2009, the Company received a Notice of Default and Reservation of Rights Letter in connection with the Company’s credit facility.  The Company has been unable to meet 2009 payment obligations under certain debt agreements and anticipates they will be unable to meet 2010 payment obligations under certain debt agreements, which, absent forbearance or waiver from the creditors, will result in additional  events of default.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2.  The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 31, 2010

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$5,382,524	$4,980,299
Accounts receivable, net of allowance for doubtful accounts of $80,681 and $199,872 in 2009 and 2008, respectively	572,016	662,683
Inventories	857,161	839,643
Prepaid expenses	1,141,389	1,409,819
Total current assets	7,953,090	7,892,444
Property and equipment, net	109,468,531	111,254,020
Other long-term assets:
Deferred financing costs	2,614,971	3,801,924
Intangible assets	2,343,258	2,995,168
Other assets	722,456	483,695
Total other long-term assets	5,680,685	7,280,787
Total assets	$123,102,306	$126,427,251

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$1,590,036	$2,794,378
Accrued interest payable	14,311,346	2,843,750
Accrued liabilities	968,903	1,475,062
Current portion of long-term debt	145,137,293	141,362,004
Total current liabilities	162,007,578	148,475,194
Related party royalties payable	5,272,584	4,210,567
Long-term debt	925,913	—
Total liabilities	168,206,075	152,685,761

Commitments and contingencies

Members’ (deficit) equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(79,437,144)	(60,591,885)
	(45,103,769)	(26,258,510)
Total liabilities and members’ deficit	$123,102,306	$126,427,251

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2009	2008	2007

Operating revenues:
Casino	$18,089,346	$24,950,887	$24,993,443
Food, beverage and entertainment	18,680,330	22,136,579	23,318,248
Hotel and other	15,048,351	20,685,695	24,483,805
	51,818,027	67,773,161	72,795,496
Less promotional allowances	(5,008,971)	(7,678,360)	(6,315,609)
Net operating revenues	46,809,056	60,094,801	66,479,887

Operating expenses:
Casino	10,991,269	14,572,098	14,882,800
Food, beverage and entertainment	11,399,733	14,501,343	17,721,954
Hotel and other	6,757,923	8,065,765	9,222,140
General and administrative	12,925,461	16,624,001	17,977,767
Restructuring expense	1,646,804	518,893	—
Depreciation and amortization	6,612,073	6,543,518	6,249,991
Intangible assets impairment charge	600,000	3,458,131	—
Related party royalties expense	1,062,017	1,361,772	1,386,914
Total operating expenses	51,995,280	65,645,521	67,441,566
Operating loss	(5,186,224)	(5,550,720)	(961,679)

Other income (expense):
Interest expense	(13,660,428)	(13,324,441)	(13,248,133)
Interest income	1,393	123,983	90,953
Forfeited purchase deposit and extension fee	—	5,500,000	—
Other income (expense), net	(13,659,035)	(7,700,458)	(13,157,180)
Net loss	$(18,845,259)	$(13,251,178)	$(14,118,859)

Income (loss) allocable to preferred and common member interests:
Income allocable to preferred interest EW Common, LLC	$1,000,000	$1,000,000	$1,000,000

Loss allocable to common member interests	(19,845,259)	(14,251,178)	(15,118,859)
Net loss	$(18,845,259)	$(13,251,178)	$(14,118,859)

The accompanying notes are an integral part of these consolidated financial statements

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ (DEFICIT) EQUITY

	Florida Hooters LLC	EW Common LLC	Total

Balance at December 31, 2006	(12,814,523)	13,926,050	1,111,527

Net loss during the year ended December 31, 2007	(9,412,573)	(4,706,286)	(14,118,859)

Balance at December 31, 2007	(22,227,096)	9,219,764	(13,007,332)

Net loss during the year ended December 31, 2008	(8,834,163)	(4,417,015)	(13,251,178)

Balance at December 31, 2008	(31,061,259)	4,802,749	(26,258,510)

Net loss during the year ended December 31, 2009	(12,563,507)	(6,281,752)	(18,845,259)

Balance at December 31, 2009	$(43,624,766)	$(1,479,003)	$(45,103,769)

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Cash Flow From Operating Activities
Net loss	$(18,845,259)	$(13,251,178)	$(14,118,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,612,073	6,543,518	6,249,991
Amortization of debt issuance costs	1,186,953	1,169,237	1,395,464
Amortization of intangible asset	51,910	51,910	51,910
Intangible assets impairment charge	600,000	3,458,131	—
Changes in assets and liabilities:
Accounts receivable	90,667	1,217,771	(270,698)
Inventories	(17,519)	91,386	(84,378)
Prepaid expenses	268,430	166,537	(6,376)
Accounts payable	(1,204,343)	(179,855)	5,169
Accrued interest payable	11,467,596	—	—
Accrued liabilities	(506,159)	75,132	(866,810)
Related party royalties payable	1,062,017	1,361,771	1,386,915
Net cash provided by (used in) operating activities	766,366	704,360	(6,257,672)

Cash Flow From Investing Activities
Capital expenditures	(2,795,822)	(713,026)	(886,100)
(Increase) decrease in other assets	(238,760)	(147,674)	7,251
Net cash used in investing activities	$(3,034,582)	$(860,700)	$(878,849)

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Cash Flow From Financing Activities
Proceeds from issuance of debt	3,400,117	4,824,212	5,342,955
Principal payments on equipment purchase agreements	(729,676)	(2,049,565)	(2,008,635)
Redemption of purchase deposits and extension fees	—	(5,500,000)	—
Proceeds from purchase deposit and extension payments	—	2,000,000	3,500,000
Net cash provided by (used in) financing activities	2,670,441	(725,353)	6,834,320

Increase (decrease) in cash and cash equivalents	402,225	(881,692)	(302,201)
Cash and cash equivalents, beginning of period	4,980,299	5,861,991	6,164,192
Cash and cash equivalents, end of period	$5,382,524	$4,980,299	$5,861,991

Supplemental disclosure of cash flow information
Cash paid for interest	$1,098,471	$12,155,204	$11,852,669

Assets acquired through equipment purchase agreements	$2,030,761	$—	$312,619

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 41 Hooters restaurants, publish Hooters calendars and operate a Hooters food business.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 1 Dan Marino concept restaurant.

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

The Hooters Casino Hotel features a casino floor with 615 slot and video poker machines, 24 table games, 696 hotel rooms including 17 suites, a tropical pool area, retail outlets, and dining and

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  Organizational and Basis of Presentation (continued)

entertainment options which include a Hooters restaurant, and Mad Onion restaurant, (formerly Dan Marino’s restaurant) a sports bar, and several bars and Night Owl Showroom.

Significant intercompany transactions between the Company and its wholly owned subsidiary have been eliminated in consolidation.

In preparing these financial statements, the Company had evaluated events and transactions for potential recognition or disclosure through March 31, 2010, the date the financial statements were issued.

2.  Liquidity and Financial Position

The Company has significant indebtedness and financial commitments in 2009.  As of December 31, 2009, the Company has $160.3 million in total debt and unpaid interest.  Currently, the Senior Secured Credit Facility, (“Credit Facility”), is fully extended and the Company has no additional availability to borrow against the Credit Facility.  The Company does not believe it will be able to generate sufficient cash flows from operations to fund its financial commitments over the next year and cannot provide any assurances that it will be able to raise additional capital.

Based on anticipated future operations, the Company does not believe that cash on hand at December 31, 2009 of $5.4 million and expected cash flows in 2010 will be adequate to meet the total financial obligations which include (1) anticipated operational expenses, (2) debt service on equipment leases and the Credit Facility, (3) capital expenses and (4) scheduled payments of interest on the Notes.  The Company was unable to make the interest payment on the Notes due April 1, 2009 and October 1, 2009 and does not expect to make the payment due April 1, 2010 or October 1, 2010. Currently, our other obligations are being paid in the normal course of business.  Due to the Company’s inability to make the interest payments, an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture.   The Company has received Notice of Default and Reservation of Rights letters (the “Default Letters”) from the lenders under the Credit Facility.  The Default Letters state that (i) an event of default exists under the Credit Facility as a result of the Company’s failure to obtain control agreements for one or more deposit accounts established and maintained by the Company and as a result of failure to pay interest on the Notes, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate their response to the event of default, and (iv) the Company no longer has an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate  plus the default rate, which is equal to four percentage points above prime rate.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The Company has entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Liquidity and Financial Position (continued)

forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  The Company has engaged a financial advisor to assist with its evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its business.  The Company and its advisors are actively working toward such a transaction.  The Company cannot be assured that it will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative transaction in the near term.

If the Company is not successful in obtaining a forbearance or entering into a transaction to address its liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($144.2 million at December 31, 2009) and the Credit Facility lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at December 31, 2009, plus an irrevocable letter of credit for $0.5 million at December 31, 2009).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated, the Company would be required to refinance or restructure the payments on that debt.  The Company cannot be assured that it will be successful in completing a refinancing or restructuring.  If the Company is unable to do so, it may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  The Company has classified most of its debt at December 31, 2009, and all debt at December 31, 2008, as a current liability on the balance sheet.  The accompanying condensed consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3.  Summary of Significant Accounting Principles

Cash and Cash Equivalents.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and equivalents approximates its fair value.

Accounts Receivable. Accounts receivable are due within one year and are recorded net of amounts estimated to be uncollectible.  The Company reserves an estimated amount for receivables to reduce the receivables to their net realizable value which approximate fair value.  Historical collection rates and customer relationships of the previously operated Hôtel San Rémo were considered in determining the reserve.  Bad debt expense was $140,000, $394,800 and $160,880 for the years ended December 31, 2009, 2008 and 2007 respectively.

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

The carrying values of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  Under SFAS No. 144, an asset impairment is determined to exist when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.  If it is determined that an impairment has occurred, then an impairment loss is recognized in the consolidated statement of operations and the related assets are adjusted to their estimated fair value less sales costs.  During the fourth quarter of 2009, the Company reviewed the carrying values of the Company’s assets and determined that no impairment of the long-lived assets had occurred

Deferred Financing Costs.  Deferred financing costs consist of loan origination and commitment fees and are amortized to interest expense over the term of the related financing on a straight line basis which approximates the effective interest rate method.

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

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, we test for impairment of goodwill and indefinite-lived intangible assets annually. For the years ending December 31, 2008 and 2007, we utilized the income approach for goodwill, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is the totaled to arrive at an indication of the fair value of the assets. If the fair value of the assets exceeds the carrying value, the impairment is measured based on the difference between the calculated fair value and the carrying value. We determined that there was no impairment during 2007.  We determined there was impairment during 2008 and recorded an impairment charge of $2.2 million in the fourth quarter of 2008.  This resulted in the write-off of the goodwill as of December 31, 2008.  (See Note 5)

The impairment of the Company’s Hooter’s license trademark is tested for annual impairment using the relief-from-royalty method.  We determined that there was no impairment during 2007.  We determined there was impairment during 2009 and 2008 and recorded an impairment charge of $0.6 million and $1.3 million in the fourth quarter for each year, respectively.  (See Note 5)

Jackpots and Prizes. The Company has progressive slot machines.  As coins are played, the amount available to win increases and will be paid out when the jackpot is awarded.  In accordance with industry practice, the Company records the liability and expense related to such progressives as incurred.

Casino Revenues and Promotional Allowances.  In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses.  The retail value of rooms, food, and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances.

The estimated departmental cost of providing such promotional allowances is included in casino costs and expenses and consists of the following for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007
Food and Beverage	$925	$1,144	$1,028
Hotel and other	403	725	428
	$1,328	$1,869	$1,456

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

Player Club Points.  The Company’s slot club program allows customers to redeem points earned from their gaming activity for complimentary food, beverage, rooms, and entertainment.  Prior to March 31, 2009, the Company allowed points earned in the slot club program to be redeemed as cash.  At the time redeemed, the retail value of complimentaries under the program is recorded as revenue with a corresponding offsetting amount included in promotional allowances.  The cost associated with complimentary food, beverage, rooms, and entertainment redeemed under the program is recorded in casino operating expenses.

The Company has recorded the value of points earned and redeemed for cash rebates as promotional allowances.  Such amounts totaled $65,633, $349,344 and $535,905 for the years ended December 31, 2009, 2008 and 2007 respectively.

Advertising.  Prepaid advertising costs are expensed the first time the advertising takes place. Prepaid advertising included in prepaid expenses was $163,931 and $143,590 at December 31, 2009, and 2008 respectively.  Advertising costs included in general and administrative expenses were $2,507,126, $4,214,084 and $4,379,402 for the years ended December 31, 2009, 2008, and 2007, respectively.

Capitalized Interest.  The interest cost associated with a major construction project is capitalized and included in the cost of the project.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings.  There was no capitalized interest for the years ended December 31, 2009, 2008, or 2007.

Income Taxes.  The Company is a limited-liability company and is taxed as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes has been recorded in the accompanying consolidated financial statements since the taxable income or loss is included in the income tax return of the members.  As the Company is not liable for federal income tax, the Company has recorded no liability associated with uncertain tax positions. The Company files income tax returns in the US federal jurisdiction. The statute of limitation for Internal Revenue Service (“IRS”) examination of the Companys’ federal tax returns is determined by the statute governing the tax returns of its members.

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

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

Income (Loss) Allocable to Preferred and Common Member Interests.  A schedule is presented on the consolidated statements of operations which allocates net income (loss) between the preferred interest held by EW Common, LLC and the common member interests. As described in footnote 10, Preferred Return, a preferred return began accumulating on March 1, 2006 and accumulates whether or not there are profits or funds available for the payment of the preferred return. Under the Notes indenture, the preferred return is payable only if the Company’s coverage ratio meets certain criteria. No payments have ever been made through December 31, 2009 or in subsequent periods.

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

The Company adopted the Codification, effective July 1, 2009,  requiring references to authoritative U.S. GAAP to refer to the appropriate section of the Codification. The adoption of the Codification does not have an impact on the Company’s financial position, results of operations or cash flows. In order to ease the transition to the Codification, Codification cross-references are provided alongside the references to the Standards issued and adopted prior to the adoption of the Codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update, among other matters, provides guidance on how to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. This update was adopted by the Company in 2009.

In June 2009, the FASB issued (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810). The guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance was effective for interim and annual periods ending after November 15, 2009.  The adoption of SFAS 167 did not have a material impact on the consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Principles (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (ASC Topic 860) which required more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard was effective for annual periods ending after November 15, 2009. The adoption of SFAS 166 did not have an impact on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

4.  Property and Equipment

Property and equipment consists of the following at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Land	$38,932	$38,932
Buildings and improvements	74,858	72,465
Furniture, fixtures and equipment	22,616	20,201
Construction in progress	57	39
Subtotal	136,464	131,637
Less: accumulated depreciation	(26,995)	(20,383)
Property and equipment, net	$109,469	$111,254

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Intangible Assets

Intangible assets consist of the following at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Licensing, trade name	$2,300	$2,900
Slot customer list	260	260
Subtotal	2,560	3,160
Less: accumulated amortization (slot customer list)	(217)	(165)
Intangible assets, net	$2,343	$2,995

Goodwill.  As part of the allocation of the purchase price of the Hôtel San Rémo, the Company recorded goodwill from the acquisition of Hôtel San Rémo, representing the excess of the purchase price over the fair market value of assets acquired.

As a result of the Company’s annual impairment test of the goodwill, the Company recognized a non-cash impairment charge to goodwill of $2,158,000 in the fourth quarter of 2008.  This resulted in the write-off of all goodwill.  The charge is included in “Intangible assets impairment charge” in the accompanying consolidated statements of operations.  Such charge was impacted by current market conditions including: (1) current cash flow forecasts reflecting lower expectations; (2) higher discount rates resulting from turmoil in the credit and equity markets; and (3) lower valuation multiples for gaming assets.

Licensing, trade name.  The Hooters licensing agreement, which pertains to the usage of the Hooters name for casino, restaurant and hotel operations was originally valued at $4.2 million.  The fair value of the licensing agreement was determined using the relief-from-royalty method and was negatively impacted by the factors discussed above relating to the impairment of goodwill.  The Company recognized a non-cash impairment charge to licensing, trade names of $1.3 million and $0.6 million in the fourth quarter of 2008 and 2009, respectively.  The charges are included in “Intangible assets impairment charge” in the accompanying consolidated statements of operations.

Intellectual property.  The Company has entered into an assignment agreement with Florida Hooters LLC which grants the Company the right to use certain intellectual property in connection with the operations of the Hooters Casino Hotel.  The intellectual property consists of (i) an exclusive license for the Hooters trademark and logo insignia in connection with gaming, casino or combined hotel, gaming and casino operations, (ii) a non-exclusive license to use the Hooters restaurant concept, (iii) an exclusive license to operate and promote restaurants, taverns, lounges and “Dan Marino’s Fine Food & Spirits” (iv) a non-exclusive, royalty-free license to use the Pete & Shorty’s mark at a restaurant, bar and lounge, in each case solely for purposes of a Hooters Casino Hotel located at the Hôtel San Rémo property.  The

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Intangible Assets (continued)

license agreement to operate and promote a “Dan Marino’s Fine Food & Spirits” was terminated in November 2009.

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

In addition, the Company is required to pay HI Limited Partnership a royalty in an amount equal to two percent of all net revenues generated in connection with licensed activities which includes net revenues generated in connection with the Hooters restaurant operation.  Las Vegas Wings, Inc is paid a consent fee equal to four percent of gross sales from any Hooters branded restaurant and three percent of the gross cash sales of any merchandise with a Hooters logo, on or near the Hooters Casino Hotel.  Lags Ventures, Inc. is paid a fee by the Company equal to six percent of net revenues generated by the Dan Marino’s Fine Food and Spirits and located in the Hooters Casino Hotel. Payment of these fees is restricted under the indenture governing the Notes.  Dan Marino’s Fine Food and Spirits was replaced by

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Intangible Assets (continued)

the Mad Onion in November 2009.  Use of the Pete & Shorty’s mark partly owned by certain members of the Company’s management board is royalty-free.

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

The Notes are redeemable at the option of the Company on or after April 1, 2009. The indenture governing the Notes contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets. The Company used the proceeds from the Notes to retire existing indebtedness and (together with cash from operations and proceeds from equipment financing), renovate and construct the Hooters Casino Hotel and provide for general working capital needs.  The Company was unable to make the interest payments on the Notes due April 1, 2009 and October 1, 2009 and anticipates that it will be unable to make the interest payments due in 2010.  Due to the Company’s inability to make the interest payments, an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Debt (continued)

Senior Secured Credit Facility

There are $14.5 million in outstanding draws against the Senior Secured Credit Facility (“Credit Facility”) as of December 31, 2009 and an additional letter of credit for $0.5 million is outstanding, which fully extends the Credit Facility.  It is due on September 30, 2011 unless accelerated under the default provisions.   The Credit Facility is currently in default and the lenders have the ability to accelerate repayment of all amounts outstanding under the credit agreement.

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

The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The lenders have informed the Company that as a result of the defaults, the applicable interest rate was increased to the default rate, which equals the Wells Fargo prime rate plus four percentage points or 7.25% as of December 31, 2009.  Interest payments on the Credit Facility are paid and current.

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

6.  Debt (continued)

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

Fair Value of Financial Instruments

The Notes and Credit Facilitiy are currently in default.  The Notes are not trading, so there is no market data available on the trading value of the Notes.  Based on the fact that the Company is financially unable to pay the interest on the Notes and due to the current credit market, the value of the Notes are substantially and materially impaired. Based on trading values of the bonds of other casino/hotel properties that have defaulted on their interest payments, we currently estimate the fair market value of our Notes to be $23.0 million.  However, this value is subject to continuously changing circumstances and every casino/hotel property is subject to varying financial and physical conditions.  The Company believes that the value of the $14.5 million Credit Facility has not been impaired due to its senior secured position against all of the Company’s assets.

Equipment Purchase Agreements

During the year ended December 31, 2009, the Company entered into loan agreements for $2.0 million in equipment.  The equipment loans, which are collateralized by the equipment purchased, have terms ranging from 3 years to 5 years.  Interest rates on slot equipment purchases of $2.0 million and hotel equipment purchase of $0.2 million were 7.0% and 10.75%, respectively.  At December 31, 2009 $1,540,000 and $44,000 were outstanding under these agreements, respectively. All equipment purchase agreements mature in 2012.

Scheduled maturities of equipment purchase agreements are as follows (amount in thousands):

Years ending December 31,
2010	$657
2011	662
2012	264
Total	$1,583

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Membership Interests

The initial capital contributions and membership interests in the Company for Florida Hooters LLC and EW Common LLC were established in exchange for the following:

Florida Hooters LLC contributed $5.0 million in cash and the intellectual property described in Note 5 for a 66 (2)/3% membership interest in the Company. Further, all pre-development costs incurred by Florida Hooters LLC are credited to the Florida Hooters LLC capital account.

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

8.  Profit-Sharing Plan

The Company has a deferred compensation plan established pursuant to Section 401(k) of the Internal Revenue Code for all regular full-time employees not covered by a collective bargaining agreement who have completed at least three months of continuous service.  The Company’s contributions to the plan are at the discretion of the Company’s management board. The Company’s plan allows for a Company match of 25% of each dollar contributed by the employee, not to exceed 1% of a participant’s annual compensation.  Contributions of approximately $-0-, $65,000 and $77,000 were made by the Company in 2009, 2008 and 2007, respectively.  Amounts expensed under the plan for administrative expenses for the years ended December 31, 2009, 2008 and 2007 totaled $8,000, $8,150 and $12,145, respectively.

9.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks (see Note 5), the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at December 31, 2009 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $2.7 million, $0.9 million,

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Related Party Transactions (continued)

and $1.6 million, respectively. The payment of these royalty fees is restricted under the indenture governing the Notes.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  They continue to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The fees paid to Provident during the years ended December 31, 2009, 2008, and 2007 totaled $0.9 million,, $1.1 million, and $1.8 million,, respectively.

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

Contractual Commitments

The Company has entered into operational contracts totaling $3.6 million at December 31, 2009.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Commitments and Contingencies (continued)

(excluding the Dan Marino’s Restaurant and 13 Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were approximately $0.8 million, $1.1 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of December 31, 2009, $3.8 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at December 31, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2009 fiscal year.  This evaluation was done with the participation of our management, including our Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer.

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

Conclusions

Based on this evaluation, the our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d- 15(e)) as of December 31, 2009, and have concluded that these are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information summarizes the business experience during at least the past five years of each of our executive officers and the members of our management board.

Name	Age	Position(s)
Neil G. Kiefer	58	Chief Executive Officer
Michael J. Hessling	57	President and Management Board
Gary A. Gregg	58	Chief Operating Officer
Deborah J. Pierce	61	Chief Financial Officer
Cynthia Cameron	51	Vice-President of Human Resources
John T. Blakely	65	Management Board
Gilbert DiGiannantonio(1)	61	Management Board
Edward C. Droste	58	Management Board
Sukeaki Izumi(2)	72	Management Board
Toyoroku Izumi(2)	47	Management Board
Dennis D. Johnson	59	Management Board
David L. Lageschulte	58	Management Board
William R. Ranieri(1)	89	Management Board

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

Cynthia Cameron.  Ms. Cameron has over 30 years in the Gaming Industry.  In 2005 she was retained as Vice-President of Human Resources during the transition to Hooters Casino Hotel, charged with the responsibility of rebranding the workforce, tripling the employee base, training and recruiting, and developing and implementation of all new company policies, procedures and benefits.  She holds a Professional in Human Resources Certification (PHR) from the National Society for Human Resources Management.

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

In setting base salaries, the management board considers executive experience, current position’s responsibility, and certain relevant market data. Bonuses may be awarded to salaried employees and executive management. The bonuses are discretionary and are based on financial achievement evaluated at the time the bonuses are granted.  No bonuses were awarded during the fiscal year ending December 31, 2009 and one bonus was awarded for the fiscal year ended December 31, 2008.

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

Summary Compensation Table

The following table sets forth the cash compensation we paid to the five most highly compensated employees during the year ended December 31, 2009 for services to the Chief Executive Officer, Chief Financial Officer, and certain other most highly compensated executive officers during the year ended December 31, 2009:

Name and Principal Position	Year	Salary		Bonus	All Other Compensation (1)	Total
Neil G. Kiefer Chief Executive Officer	2009	$100,000		$—	$1,445	$101,445
	2008	$100,000		$—	$1,576	$101,576
	2007	$100,000		$—	$1,000	$101,000
Deborah J. Pierce Chief Financial Officer	2009	$170,887		$—	$2,218	$173,105
	2008	$170,887		$—	$2,503	$193,390
	2007	$160,961		$—	$2,155	$163,116
Michael J. Hessling President	2009	$275,000		$—	$1,445	$276,445
	2008	$275,000		$—	$1,213	$276,213
	2007	$275,000		$—	$1,188	$276,188
Kim L. Tyler Sr. VP of Food & Beverage	2009	$61,782	(2)	$—	$314	$62,096
	2008	$170,887		$—	$2,303	$173,190
	2007	$160,957		$—	$2,155	$163,112
Cynthia Cameron
VP of Human Resources	2009	$112,645		$—	$773	$113,418
Gary Gregg Chief Operating Officer	2009	$300,000		$—	$1,445	$301,445
	2008	$300,000		$—	$2,838	$302,838
	2007	$250,000		$—	$2,488	$252,488

(1)          All other compensation includes $538 in premiums paid for life insurance policies insuring the lives of the executive officers and the Company’s contributions to the employees’ 401(k) plan.

(2)          Kim Tyler left the Company in May 2009.

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

Effective October 30, 2006, we signed an employment agreement with Gary A. Gregg to serve as Chief Operating Officer.  The terms of the agreement state that Mr. Gregg will serve as our Chief Operating Officer for a period of three years from the effective date of the agreement.  Mr. Gregg was awarded a raise in salary on June 9, 2008.  Under the signed employment agreement, Mr. Gregg was paid an annual base salary of $250,000 through June 8, 2008 and $300,000 annual base salary thereafter.  He was entitled to participate in bonus program and if we chose to terminate Mr. Gregg’s employment without cause, Mr. Gregg was entitled to receive separation pay equal to six months of base salary.  Subsequent to November 1, 2009, Mr. Gregg has continued to serve as Chief Operating Officer without an employment contract, at the same annual base salary of $300,000.

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

Effective October 27, 2004, we signed an employment agreement with Kim L. Tyler to serve as our Senior Vice-President of Food and Beverage.  Kim Tyler left the company on May 4, 2009.  Under the terms of his agreement, Kim Tyler was not paid any separation pay in connection with his departure from the company.

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

March 31, 2010	MANAGEMENT BOARD

Michael J. Hessling
Toyoroku Izumi
Sukeaki Izumi
William R. Ranieri
David L. Lageschulte
Edward C. Droste
Gilbert DiGiannantonio
John T. Blakely
Dennis D. Johnson

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information regarding the beneficial ownership of our membership interests as of December 31, 2009, and sets forth the number of and percentage owned by:

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

•                  Lags Ventures, Inc.  The “Dan Marino’s Fine Food & Spirits” and “‘13’ Martini Bar” marks used in connection with restaurant services at the Hooters Casino Hotel property, required us to pay Lags Ventures, Inc. a royalty equal to six percent of gross cash sales generated from such establishments. The agreement was terminated on November 1, 2009.  This mark fee was calculated on a monthly basis, subject to any subordination or deferral agreed to by Lags Ventures, Inc. In addition to the mark fee, we were responsible for paying Lags Ventures, Inc. all training fees, set-up fees and other start-up items customarily incurred by Lags Ventures, Inc. in similar licensing situations.

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

Other Transactions

Provident Advertising & Marketing, Inc.  Provident Advertising & Marketing, Inc.’s majority shareholder is Edward C. Droste, a member of our management board and an indirect beneficial owner of 3.96% of our membership interests.  Beginning 2004, Provident Advertising & Marketing, Inc. provided us with services relating to the planning and development of an advertising and marketing plan.  The aggregate marketing fee and merchandise fee paid to Provident Advertising & Marketing, Inc. for the years ended December 31, 2009, 2008 and 2007 was approximately $0.1 million, $0.1 million, and $0.2 million, respectively.  For the years ended December 31, 2009, 2008 and 2007, we paid $0.9 million, $1.0 million, and $1.6 million, respectively, to Provident Merchandise Sourcing, and $0, $502, and $6,420, respectively, to Provident Creative for uniforms and for merchandise to sell in our gift shops.  Both Provident Merchandise Sourcing and Provident Creative are affiliated with Provident Advertising & Marketing, Inc.  We will continue to engage Provident Advertising & Marketing, Inc. for the continued

development and implementation of a strategic marketing plan in connection with the Hooters Casino Hotel.

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

Pete & Shorty’s, Inc.  Pete & Shorty’s, Inc. is owned by our chief executive officer, Neil Kiefer (6.39%), certain members of our management board (Gilbert DiGiannantonio (12.77%), William Ranieri (4.26%), Edward Droste (14.00%), and Dennis Johnson (9.34%), and an indirect minority interest owner. In March 2005, we entered into a license agreement with Pete & Shorty’s, Inc. whereby we were granted a nonexclusive, royalty-free license to use the Pete & Shorty’s mark in connection with a restaurant, bar and lounge at the Hooters Casino Hotel. Pursuant to the license agreement, we can also use the mark in connection with affiliated merchandise, entertainment and casino services.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate accounting fees billed and services provided by Ernst & Young LLP, our principal accountants, to us for 2009 and 2008 are as follows:

155 East Tropicana, LLC	Year ended December 31, 2009	Year ended December 31, 2008

Audit fees (1)	$192,462	$156,110

Total fees	$192,462	$156,110

(1)         Represents the aggregate fees Ernst & Young LLP billed us for professional services for the audits of our annual financial statements and review of financial statements included in our reports on Form 10-Q or services that are normally provided by Ernst & Young LLP in connection with those filings.

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

155 EAST TROPICANA, LLC
(Registrant)

	By:	/s/ Neil G. Kiefer
Date: March 31, 2010		Neil G. Kiefer
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Signature	Title	Date

/s/ Neil G. Kiefer	Chief Executive Officer (Principal	March 31, 2010
Neil G. Kiefer	Executive Officer)

/s/ Deborah J. Pierce	Chief Financial Officer (Principal	March 31, 2010
Deborah J. Pierce	Financial and Accounting Officer)

/s/ Michael Hessling	President and Management Board	March 31, 2010
Michael Hessling

/s/ Toyoroku Izumi	Management Board	March 31, 2010
Toyoroku Izumi

Signature	Title	Date

/s/ Sukeaki Izumi	Management Board	March 31, 2010
Sukeaki Izumi

/s/ William Ranieri	Management Board	March 31, 2010
William Ranieri

/s/ David Lageschulte	Management Board	March 31, 2010
David Lageschulte

/s/ Edward Droste	Management Board	March 31, 2010
Edward Droste

/s/ Gilbert DiGiannantonio	Management Board	March 31, 2010
Gilbert DiGiannantonio

/s/ John Blakely	Management Board	March 31, 2010
John Blakely

/s/ Dennis Johnson	Management Board	March 31, 2010
Dennis Johnson

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

155 EAST TROPICANA FINANCE CORP.
(Registrant)

	By:	/s/ Neil G. Kiefer
Date: March 31, 2010		Neil G. Kiefer
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Signature	Title	Date

/s/ Neil G. Kiefer	President (Principal Executive	March 31, 2010
Neil G. Kiefer	Officer)

/s/ Deborah J. Pierce	Treasurer (Principal Financial and	March 31, 2010
Deborah J. Pierce	Accounting Officer)

/s/ Michael Hessling	Vice President, Secretary and	March 31, 2010
Michael Hessling	Director

/s/ Toyoroku Izumi	Director	March 31, 2010
Toyoroku Izumi

Signature	Title	Date

/s/ Sukeaki Izumi	Director	March 31, 2010
Sukeaki Izumi

/s/ William Ranieri	Director	March 31, 2010
William Ranieri

/s/ David Lageschulte	Director	March 31, 2010
David Lageschulte

/s/ Edward Droste	Director	March 31, 2010
Edward Droste

/s/ Gilbert DiGiannantonio	Director	March 31, 2010
Gilbert DiGiannantonio

/s/ John Blakely	Director	March 31, 2010
John Blakely

/s/ Dennis Johnson	Director	March 31, 2010
Dennis Johnson

EXHIBIT INDEX

Index No.	Description

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

10.2

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

10.3

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

10.6

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

10.8

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

10.13

Intercreditor and Lien Subordination Agreement among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A., 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

Index No.	Description

10.14

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

10.24

Amended and Restated Assignment Agreement between Florida Hooters, LLC and 155 East Tropicana, LLC dated March 9, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

Index No.	Description

10.25

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

10.30	Amendment Number Two to Credit Agreement dated June 2, 2006, incorporated by reference to registrant’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2006.

10.31

Amendment Number Three to Credit Agreement dated December 15, 2006, incorporated by reference to registrant’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2006.

10.32

Employment Agreement between 155 East Tropicana, LLC and Deborah J. Pierce dated February 1, 2005, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.

10.33

Amendment Number four to Credit Agreement dated August 13, 2008, incorporated by reference to registrants’ quarterly report Form 10-Q, as filed with Securities and Exchange Commission on August 14, 2008.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Deborah J. Pierce under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Neil G. Kiefer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Deborah J. Pierce pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Neil G. Kiefer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002