Form 10-Q
period 2010-03-31
155 East Tropicana Finance Corp.; 155 East Tropicana, LLC
filed 2010-05-14
CIK 1326686, 1326688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,283,614	$5,382,524
Accounts receivable, net of allowance for doubtful accounts of $88,012 and $230,387 in 2010 and 2009, respectively	714,810	572,016
Inventories	805,602	857,161
Prepaid expenses	1,014,854	1,141,389
Total current assets	9,818,880	7,953,090
Property and equipment, net	107,915,094	109,468,531
Other long-term assets:
Deferred financing costs	2,318,233	2,614,971
Intangible assets	2,330,281	2,343,258
Other assets	383,301	722,456
Total other long-term assets	5,031,815	5,680,685
Total assets	$122,765,789	$123,102,306

Liabilities and Members’ Deficit
Current liabilities:
Accounts payable	$1,993,417	$1,590,036
Accrued interest payable	17,155,104	14,311,346
Accrued liabilities	1,265,213	968,903
Current portion of long-term debt	145,145,339	145,137,293
Total current liabilities	165,559,073	162,007,578
Related party royalties payable	5,485,648	5,272,584
Long-term debt	763,207	925,913
Total liabilities	171,807,928	168,206,075

Commitments and contingencies

Members’ deficit:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(83,375,514)	(79,437,144)
	(49,042,139)	(45,103,769)
Total liabilities and members’ deficit	$122,765,789	$123,102,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
Operating revenues:
Casino	$4,225,723	$5,565,194
Food, beverage and entertainment	4,486,091	5,329,168
Hotel and other	3,692,980	4,006,962
	12,404,794	14,901,324
Less promotional allowances	(1,119,668)	(1,559,905)
Net operating revenues	11,285,126	13,341,419

Operating expenses:
Casino	2,488,455	3,130,471
Food, beverage and entertainment	2,613,873	3,370,190
Hotel and other	1,624,198	1,723,849
General and administrative	3,054,558	3,444,776
Restructuring expense	115,331	454,790
Depreciation and amortization	1,676,171	1,631,118
Related party royalties expense	213,064	313,113
Total operating expenses	11,785,650	14,068,307
Operating loss	(500,524)	(726,888)

Other income (expense):
Interest income	—	1,365
Interest expense	(3,437,846)	(3,333,452)
Other income (expense), net	(3,437,846)	(3,332,087)
Net loss	$(3,938,370)	$(4,058,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net loss	$(3,938,370)	$(4,058,975)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,676,171	1,631,118
Amortization of debt issuance costs	296,738	296,738
Amortization of intangible asset	12,977	12,978
Changes in assets and liabilities:
Accounts receivable	(142,794)	(118,087)
Inventories	51,559	12,594
Prepaid expenses	126,535	202,020
Accounts payable	403,381	108,168
Accrued interest payable	2,843,758	2,843,751
Accrued liabilities	296,310	182,125
Related party royalties payable	213,064	313,113
Net cash provided by operating activities	1,839,329	1,425,543

Cash Flow From Investing Activities
Capital expenditures	(122,734)	(261,397)
Change in other assets	339,155	19,999
Net cash provided by (used in) investing activities	216,421	(241,398)

Cash Flow From Financing Activities
Proceeds from issuance of long-term debt	5,069	3,409,427
Principal payments on equipment purchase agreements	(159,729)	(172,379)
Net cash (used in) provided by financing activities	(154,660)	3,237,048

Increase in cash and cash equivalents	1,901,090	4,421,193
Cash and cash equivalents, beginning of period	5,382,524	4,980,299
Cash and cash equivalents, end of period	$7,283,614	$9,401,492

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$297,350	$489,701

Assets acquired through equipment purchase agreements	$—	$2,527,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2010

1.  Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp. through a $130 million Senior Secured Notes offering on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually as described in Note 6.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 41 Hooters restaurants, publish Hooters calendars and operate a Hooters food business.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates one Dan Marino concept restaurant.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.   Organization and Basis of Presentation (continued)

The Hooters Casino Hotel features a casino floor with 620  slot and video poker machines, 24 table games, 696 hotel rooms including 17 suites, a tropical pool area, retail outlets, and dining and entertainment options which include a Hooters restaurant, and Mad Onion restaurant,  a sports bar, and several bars and Night Owl Showroom.

Significant intercompany transactions between the Company and its wholly-owned subsidiary have been eliminated in consolidation.

Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, and other intangibles.  Fair value measurements also affect the Company’s accounting for certain of its liabilities.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.   The Company estimated the fair value of the Notes using “Level 2” inputs.

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the Company’s 2009 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments — which include normal recurring adjustments — necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of its operations for the three month periods ended March 31, 2010 and 2009.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Liquidity and Financial Position

The Company has significant indebtedness and financial commitments in 2010.  As of March  31, 2010, the Company had $163.0 million in total debt and unpaid interest.  Currently, the Senior Secured Credit Facility, (“Credit Facility”), is fully extended and the Company has no additional availability to borrow against the Credit Facility.  The Company does not believe it will be able to generate sufficient cash flows from operations to fund its financial commitments over the next year and cannot provide any assurances that it will be able to raise additional capital.

Based on anticipated future operations, the Company does not believe that cash on hand at  March 31, 2010 of $7.3 million and expected cash flows in the remainder of 2010 will be adequate to meet the total financial obligations which include (1) anticipated operational expenses, (2) debt service on equipment leases and the Credit Facility, (3) capital expenses and (4) delinquent and scheduled payments of interest on the Notes.  The Company was unable to make the interest payment on the Notes due April 1, 2009 and October 1, 2009 and April 1, 2010 and does not expect to make the payment due October 1, 2010. Currently, other obligations are being paid in the normal course of business.  Due to the Company’s inability to make the interest payments, an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture.   The Company has received Notice of Default and Reservation of Rights letters (the “Default Letters”) from the lenders under the Credit Facility.  The Default Letters state that (i) an event of default exists under the Credit Facility as a result of the Company’s failure to obtain control agreements for one or more deposit accounts established and maintained by the Company and as a result of failure to pay interest on the Notes, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate their response to the event of default, and (iv) the Company no longer has an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate  plus the default rate, which is equal to four percentage points above prime rate.  The lenders have not elected to accelerate the indebtedness under the Credit Facility.  The Company has entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  The Company has engaged a financial advisor to assist with its evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its business.  The Company and its advisors are actively working toward such a transaction.  The Company cannot be assured that it will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative transaction in the near term.

If the Company is not successful in obtaining a forbearance or entering into a transaction to address its liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($147.1 million at March 31, 2010) and the Credit Facility

 155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Liquidity and Financial Position (continued)

lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at March 31, 2010, plus an irrevocable letter of credit for $0.5 million at March 31, 2010).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated, the Company would be required to refinance or restructure the payments on that debt.  The Company cannot be assured that it will be successful in completing a refinancing or restructuring.  If the Company is unable to do so, it may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  The Company has classified the majority of its debt at March 31, 2010, as a current liability on the balance sheet.  The accompanying condensed consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3.  Summary of Significant Accounting Principles

Recently Issued Accounting Pronouncements.  The Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements.  The Standard is effective for reporting periods beginning after December 15, 2009.  The Company adopted the Standard in the first quarter of 2010 and it did not have a material impact on the condensed consolidated financial statements.

The FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  This guidance applies to both base jackpots and the incremental portion of the progressive jackpots and is effective for reporting periods beginning on or after December 15, 2010.  Adoption may result in a cumulative-effect adjustment to the opening retained earnings in the period of adoption and the Company is currently determining the impact on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.   Debt

Debt consists of the following:

	March 31,	December 31,
	2010	2009
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	14,484,961	14,479,892
Equipment purchase agreements (3)	1,423,585	1,583,314
Total debt	$145,908,546	$146,063,206

(1)   130.0 million aggregate principal amount of 8.75% Notes issued on March 29, 2005 and due April 1,  2012.  The interest payments of $5.7 million due April 1, 2009, October 1, 2009 and April 1, 2010 on the Notes were not paid by that date or within the 30-day grace period.  The Notes are currently in default and the Note holders have the ability to exercise the remedies set forth in the indenture, including accelerating repayment of all amounts outstanding under the indenture ($147.1 million in principal and interest at March 31, 2010).

(2)   Outstanding draws against the Senior Secured Credit Facility as of March 31, 2010 and December 31, 2009 are due on September 30, 2011, unless accelerated under the default.  As of March 31, 2010, the Credit Facility carried an interest rate of 7.25% per annum. The Credit Facility is currently in default and the Note holders have the ability to accelerate repayment of all amounts outstanding under the credit agreement ($14.5 million in principal at March 31, 2010).    The lenders have not elected to accelerate the indebtedness under the Credit Facility.  Interest payments on the Credit Facility are paid and current.

(3)   During the first quarter 2009, the Company entered into a $2.1 million equipment purchase agreement with IGT for a new slot system.  The monthly payments are $58,000 per month for 36 months and the Company is current with payments.  Principal payments of $0.7 million are due in the next year on equipment purchase agreements

Debt-Fair Value of Debt Instruments

The Notes and Credit Facility are currently in default.  The Notes are not trading, so there is no market data available on the trading value of the Notes.  Based on the fact that the Company is financially unable to pay the interest on the Note and due to the current credit market, the value of the Notes are substantially and materially impaired. Based on trading values of the bonds of other casino/hotel properties that have defaulted on their interest payments, we currently estimate the fair market value of our Notes to be $23.0 million at March 31, 2010 and December 31, 2009.  However, this value is subject to

 155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.   Debt (continued)

continuously changing circumstances and every casino/hotel property is subject to varying financial and physical conditions.  The Company believes that the value of the $14.5 million Credit Facility has not been impaired due to its senior secured position against all of the Company’s assets.

5.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation and  a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at March 31, 2010 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $2.8 million, $0.9 million, and $1.7 million, respectively.  The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006.  The payment of these royalty fees is restricted under the indenture governing the Notes.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  Provident continues to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The amounts paid to Provident during the quarters ended March 31, 2010 and 2009 totaled $0.2 million and $0.4 million, respectively.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6. Commitments and Contingencies (continued)

Contractual Commitments

The Company has entered into operational contracts totaling $2.7 million at March 31, 2010.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant, which the Company closed on November 30, 2009) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were $0.2 million and $0.2 million for the quarters ended March 31, 2010 and 2009, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of March 31, 2010, $4.1 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at March 31, 2010 and December 31, 2009.

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

Executive Overview

Liquidity and Financial Position

We have significant indebtedness and financial commitments in 2010.  As of March 31, 2010, we had $163.0 million in total debt and unpaid interest.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  We do not believe we will be able to generate sufficient cash flows from operations to fund our financial commitments over the next year and cannot provide any assurances that we will be able to raise additional capital.

Based on anticipated future operations,  cash on hand at March 31, 2010 of $7.3 million and expected cash flows will be adequate to meet our total financial obligations which include (1) anticipated operational expenses, (2) debt service on equipment leases and Credit Facility, (3) capital expenses and (4) delinquent and scheduled payments of interest on the Notes.  We were unable to make the interest payment on the Notes due April 1, 2009, October 1, 2009 and April 1, 2010 and do not expect to make the payment due October 1, 2010.  Currently, our other obligations are being paid in the normal course of business.  Due to our inability to make the interest payments, an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture governing the Notes.   We received default and reservation of rights letters (“Default Letters”) from the lenders under the Credit Facility.  The Default Letters state that (i) an event of default exists under the Credit Facility as a result of our failure to obtain control agreements for one or more deposit accounts established and maintained by us and also as a result of failure to pay interest on the Notes, (ii) as a result of the event of default, the lenders are under no further obligation to extend further credit under the Credit Facility, (iii) the lenders will continue to evaluate their response to the events of default, and (iv) we no longer have an option of paying the LIBOR interest rate, but must pay the Wells Fargo prime rate plus the default rate, which is equal to four percentage points above prime rate.  At the current time, the lenders have not elected to accelerate the indebtedness under the Credit Facility.  We have entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their respective remedies under the indenture or the Credit Facility.  We have engaged a financial advisor to assist with the evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business.  Our advisors and we are actively working toward such a transaction.  We cannot be assured that we will be successful in negotiating forbearance with the note holders or Credit Facility lenders or in undertaking any such alternative transaction in the near term.

If we are not successful in obtaining a forbearance or entering into a transaction to address our liquidity and capital structure, the note holders have the ability to accelerate repayment of all amounts outstanding under the indenture ($147.1 million at March 31, 2010) and the Credit Facility lenders have the ability to accelerate repayment of all amounts outstanding under the Credit Facility ($14.5 million at March 31, 2010, plus an irrevocable letter of credit for $0.5 million at March 31, 2010).  If either the Notes indebtedness or the Credit Facility indebtedness were to be accelerated, we would be required to refinance or restructure the payments on that debt.  We cannot be assured that we would be successful in completing a refinancing or restructuring.  If we are unable to do so, we may determine to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern.  We have classified the majority of our debt at March 31, 2010 as a current liability on the balance sheet.  The accompanying condensed consolidated financial statements do not include all adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino (which terminated November 30, 2009) and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $0.2 million for the three months ended March 31, 2010.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8.75% Senior Secured Notes due 2012, or the old notes, in a private placement.  The old notes were subsequently exchanged with new notes (the “Notes”) registered under the Securities Act of 1933 on Form S-4.  Interest payments on the Notes are due semi-annually, on each April 1 and October 1.

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

We also entered into the Credit Facility concurrently with the offering.  As of March 31, 2010, $14.5 million was outstanding on the Credit Facility, which, together with a letter of credit in the amount of $0.5 million, represents all of the funds available under the Credit Facility.

The Company was unable to make the interest payment on the Notes due April 1, 2009, October 1, 2009 and April 1, 2010 and does not expect to make the payment due October 1, 2010. Currently, our other obligations are being paid in the normal course of business.  Due to the Company’s inability to make the interest payments, an event of default occurred under the indenture governing the Notes.  As a result, the note holders could exercise certain remedies provided under the indenture.   The Company has received Notice of Default and Reservation of Rights letters (the “Default Letters”) from the lenders under the Credit Facility.  The Company has entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  The Company has engaged a financial advisor to assist with its evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its business.  The Company and its advisors are actively working toward such a transaction.  The Company cannot be assured that it will be successful in negotiating forbearance with the note holders or Credit Facility lender or in undertaking any such alternative transaction in the near term.

Results of Operations

We generate hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property.  During the quarter ended March 31, 2010, approximately 34.1% of the gross revenue was derived from the casino, 36.2% from food and beverage, and 29.8% from hotel and other.

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

The following table summarizes the results of operations of 155 East Tropicana, LLC, doing business as the Hooters Casino Hotel, for the quarters ended March 31, 2010 and 2009 (in thousands, except for percentages):

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	% Change 2010 - 2009
	(in thousands)
Casino revenues	$4,226	$5,565	-24.1%
Casino expenses	2,488	3,130	-20.5%
Profit margin	41.1%	43.7%

Food, beverage and entertainment revenues	$4,486	$5,329	-15.8%
Food, beverage and entertainment expenses	2,614	3,370	-22.4%
Profit margin	41.7%	36.8%

Hotel and other revenues	$3,693	$4,007	-7.8%
Hotel and other expenses	1,624	1,724	-5.8%
Profit margin	56.0%	57.0%

Promotional allowances	$1,120	$1,560	-28.2%
Percent of gross revenues	9.0%	10.5%

General and administrative expenses	$3,055	$3,445	-7.9%
Percent of net revenues	27.1%	25.8%

Restructuring expense	$115	$455	-74.70%
Percent of net revenues	1.0%	3.4%

The following discussion presents an analysis of the hotel casino’s results of operations for the quarters ended March 31, 2010 and 2009.

Comparison of Quarter Ended March 31, 2010 with the Quarter Ended March 31, 2009

The current state of the economy has negatively impacted our results of operations in the first quarter of 2010 and we expect that impact to continue in 2010.  Because we are in the hospitality and recreation business, which is largely dependent on discretionary spending, we believe that the weak housing market, increases in unemployment, decreases in air flights to Las Vegas and the general tightening of spending on business travel have all affected visitations to Las Vegas and the spending budget of our customers.

A net loss of $3.9 million was incurred for the quarter ended March 31, 2010 compared to a net loss of $4.1 million for the same quarter in 2009.

We incurred  an operating loss of $0.5 million for the quarter ended March 31, 2010 compared to $0.7 million loss in the first quarter last year.  The stable operating loss was achieved in spite of a decrease in net revenue of $2.0 million.  In general, the economy on the Las Vegas Strip suffered during the first quarter of 2010 from stagnant visitor counts, declines in gaming revenue (except for baccarat revenue), and declines in occupancy percentages and room rates as a result of the downturn in the general economy

Net operating revenues for the quarter ended March 31, 2010 were $11.3 million, a decrease of $2.0 million or 15.4%, from $13.3 million generated during the same period in the previous year.  The decline in net revenue was largely a result of declines in all revenue categories due principally to the continued weakness in the national, state and local economies.

Promotional allowances (which are subtracted from revenues) decreased from $1.6 million to $1.1 million and these decreases were for all categories of room, food, beverage and entertainment.

Operating expenses were $11.8 million for the quarter ended March 31, 2010, a decrease of $2.3 million or 16.2%, from $14.1 million during the same period in the previous year.  This decrease in operating expenses was the result of an intense program of cost reductions.  Property-wide payroll was analyzed and payroll, payroll taxes and benefits were reduced by $0.9 million.  Additionally, other operating expenses were evaluated and trimmed where appropriate.  This trend of reduced expense is expected to continue into future quarters and help us offset the decline in net revenues.

Casino.  Casino revenues decreased by $1.3 million, or 24.1%, to $4.2 million for the quarter ended March 31, 2010, compared to $5.6 million for the quarter ended March 31, 2009, principally due to reduced customer counts to the casino and reduced spending by our customers.    Our decline in Casino revenue exceeds the 14.4% decline in gaming revenue for the three months ended March 31, 2010  for casinos on the Las Vegas Strip with annual gaming revenue of $12 to $36 million as reported by the Nevada State Gaming Control Board.  Traffic in our casino and spend per customer was affected negatively by the downturn in the general Las Vegas economy.

Table games and poker revenue was $1.7 million for the quarter ended March 31, 2010, a decrease of $0.3 million, or 16.9%, compared to the table games revenue of $2.0 million from the prior year’s quarter.  Table game drop decreased by $2.7 million or by 24.1%, to $8.7 million for the quarter ended March 31, 2010 compared to $11.4 million for the quarter ended March 31, 2009. The table games generated an average win per table of $740 per day for the quarter ended March 31, 2010 as compared to $850 per day for the quarter ended March 31, 2009.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per table per day for Las Vegas Strip casinos with annual gaming revenue of $12 to $36 million was $878 for the quarter ended March 31, 2010.

Slot revenue of $2.5 million for the quarter ended March 31, 2010 was a decrease of 28.2% compared to $3.5 million in the same period in 2009.  The average win per machine per day was $46 for the quarter ended March 31, 2010 as compared to $64 for the quarter ended March 31, 2009.      According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per machine per day for Las Vegas Strip casinos with annual gaming revenue of $12 to $36 million was $76 for the quarter ended March 31, 2010 and slot revenue for that group declined 17.7% for the quarter as compared to the same quarter in the prior year.  We continued our marketing efforts to increase slot play through targeted slot marketing programs aimed at attracting a flow of customers to the casino floor, but we were unable to offset the effects of the slowing Las Vegas and global economy.  Casino expenses, which included casino operational expenses and casino marketing decreased by 11.4% or $0.6 million for the quarter ended March 31, 2010 compared to $3.1 million for the quarter ended March 31, 2009.  The profit margin for casino operations decreased slightly to 41.1% during the quarter ended March 31, 2010 from 43.7% during the quarter ended March 31, 2009.

Food, beverage, and entertainment. Food, beverage and entertainment revenue was $4.5 million for the quarter ended March 31, 2010 as compared to $5.3 million for 2009, a decrease of $0.8 million, or 15.8%. Food and beverage revenue declined due to a general decline in both the number of guests and in the spending per guest.  Entertainment revenue declined by $0.1 million because of the revenue split with the entertainers.  Our showroom acts were changed to “four-wall” events in March 2009.  The acts keep most of the revenue in the showroom, but also cover most of the expenses.

Food, beverage and entertainment expenses decreased to $2.6 million during the quarter ended March 31, 2010 from $3.4 million during the quarter ended March 31, 2009, a decrease of $0.8 million or 22.4%.  We saved $0.2 million in showroom expense because we adopted a “four-wall” format as described above.  The remaining savings in expenses were facilitated by increased efficiencies in payroll, a decrease in cost of sales related to the decreased volume.

The profit margin for food, beverage, and entertainment operations increased to 41.7% for the quarter ended March 31, 2010 from 36.8% in the same quarter in 2009 due to operational efficiencies.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, and other miscellaneous revenue) decreased by $0.3 million or 7.8% to $3.7 million for the quarter ended March 31, 2010 from $4.0 million for the quarter March 31, 2009.  Room revenue was $2.8 million for the quarter ended March 31, 2010 compared to $4.0 million in 2009 and was negatively affected by the increased competition for customers among hotel casinos in Las Vegas due to the drop in visitors to Las Vegas.    Average daily room rates decreased by 11.5% from $52 for the quarter ended March 31, 2009 to $46 for the quarter ended March 31, 2010, and the occupancy rate increased from 82.8% in the quarter ended March 31, 2009 to 85.9% for quarter ended March 31, 2010.

Sales from our retail outlets decreased by $0.2 million, or 19.7% to $0.8 million for the quarter ended March 31, 2010.

Hotel and other expenses decreased by 5.8% or $0.1 million to $1.6 million during the quarter ended March 31, 2010 from $1.7 million during the quarter ended March 31, 2009, due to savings in payroll and other room department operating expenses. The profit margin for hotel and other revenue was 56.0% in the first quarter of 2010 compared to 57.0% for that same period in the prior year.

General and administrative.  General and administrative expense includes costs associated with marketing, information technology, finance, accounting, and property operations. General and administrative expense decreased $0.4 million or 11.3% to $3.0 million for the quarter ended March 31, 2010 compared to $3.4 million for the quarter ended March 31, 2009.  The decrease in expenses is due to decreases in payroll, advertising, legal fees and various other administrative costs.

Restructuring expenses.  Restructuring expenses related to expenses associated with financial advisory services and related legal expenses for the quarter ended March 31, 2010 were $0.1 million compared to $0.5 million in the same quarter in 2009.  These costs are expected to continue in future months until a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our business assets is completed.  No assurance can be given that we will be able to complete a restructuring of our obligations.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.7 million for the quarter ended March 31, 2010 increased by $0.1 million from $1.6 million for the quarter ended March 31, 2009.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.2 million during the quarters ended March 31, 2010 and $0.3 million in 2009. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  We do not expect to meet this debt coverage ratio test in the 2009 fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest expense.  Interest expense increased $0.1 to $3.4 million for the quarter ended March 31, 2010 from $3.3 million for the quarter ended March 31, 2009 due to the additional slot equipment financing issued in March 2009.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 East Tropicana, LLC as of March 31, 2010:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
	(dollars in thousands)
Long-term debt (1)	$161,548	$—	$161,548	$—	—
Equipment purchase agreements (2)	1,424	660	764	—	—
Operating contracts (3)	2,726	2,470	256	—	—
Total	$165,698	$3,130	$162,568	$—	$—

(1)   The long-term debt represents the $14.5 million in outstanding draws against the Credit Facility as of March 31, 2010 due in September 2011, and the $130.0 million Notes issued on March 29, 2005 and due in 2012.  The Company is in default on both of these facilities and interest of $17.1 million has not been paid on the notes.  The repayment dates have not been adjusted for potential acceleration under the default provisions of the contracts.  The debt balance includes $17.1 million in accrued, unpaid interest on the notes.

(2)   We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.  On the first quarter of 2009 we entered into an equipment purchase agreement for $2.1 million in slot system equipment.

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

For the quarter ended March 31, 2010, $1.8 million of cash was provided by operating activities.

For the quarter ended March 31, 2010, $0.2 million of cash used to make principal payments on equipment financing and we received $0.3 in refunded deposits.

The Notes indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our Credit Facility is a revolving credit facility of $15.0 million.   As of March 31, 2010, we had outstanding draws of $14.5 million. An additional $0.5 million of the Credit Facility is not available due to an outstanding letter of credit previously issued.  Currently, the Credit Facility is fully extended and we have no additional availability to borrow against the Credit Facility.  All outstanding principal and interest under the Credit Facility is due and payable on September 30, 2011, unless accelerated under the default provisions.  Due to the default under the Notes indenture and the Credit Facility, we have classified the amount due under the Credit Facility and Notes and some equipment purchase debt, totalling $145.1 million, as a current liability at March 31, 2010.

At March 31, 2010, we had cash and cash equivalents of approximately $7.3 million.  As discussed earlier in the Executive Overview at the beginning of Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the accompanying consolidated financial statements, we are in default under both the indenture and the Credit Facility and we have entered into discussions with the note holders and the Credit Facility lenders to attempt to negotiate forbearance agreements pursuant to which they would agree not to exercise, for a specified period of time, their remedies under the indenture or the Credit Facility.  There can be no assurance that we will be successful in negotiating a forbearance with the note holders or Credit Facility lender or in undertaking any financial or strategic alternative in the near term.

Critical Accounting Policies and Estimates

A description of critical accounting policies and estimates is included in the management discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  We do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At March 31, 2010, we had $130.0 million

aggregate principal amount of the Notes, slot equipment purchase agreements of $1.4 million carrying an interest rate of 7.0%   The Notes carry a fixed interest rate of 8.75%.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans other than fair value market risk, which we believe to be insignificant.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the  prime rate.  The term of the Credit Facility will mature on September 30, 2011 unless there is an acceleration under the default provisions.  At March 31, 2010, $14.5 million was outstanding under the variable rate Credit Facility, carrying interest at 7.25%.  Assuming a 100 basis-point change in prime at March 31, 2010 and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $145,000.  We received a Notice of Default and Reservation of Rights letter (the “Default Letter”) from the lenders under the Credit Facility that states that events of default exist and that as a result of such defaults the applicable interest rate was increased to the default rate, which equals the Wells Fargo prime rate plus four percentage points.  At March 31, 2010, the default rate based on prime rate was 7.25%.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended March 31, 2010.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

As of the date of this Form 10-Q, we were in default under our Notes indenture and our Credit Facility.  We did not pay the interest due to our noteholders under our Notes indenture within 30 days of the interest payment date on April 1, 2009, October 1, 2009 or April 1, 2010.  Also, as previously disclosed, we did not enter into control agreements for one or more deposit accounts established and maintained by us for the benefit of the lenders under the Credit Facility.  For a more detailed discussion of our evaluation of financing and strategic alternatives, refer to our discussion under Part 1, Financial Information, Item 2 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Liquidity and Financial Position” or “Liquidity and Capital Resources”.

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

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	May 14, 2010

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	May 14, 2010

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)